Form 10KSB
period 1999-12-31
PLATINUM & GOLD INC
filed 2000-03-31
CIK 1081084

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

Commission File No.  000-27641
                           -----------
                             Platinum and Gold, Inc.
                  --------------------------------------------
               (Name of small business registrant in its charter)

            Nevada                                         65-0729332
   -------------------------------                     -------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                         Identification No.)

   12724 N.W. 11th Court
   Sunrise, FL                                              33323
   -----------------------------------------              ----------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number (800) 525-8495

Securities registered under Section 12(b) of the Exchange Act:

    Title of each class                          Name of each exchange
                                                 on which registered
          None
  ------------------------                       -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                                (Title of class)
                               -------------------

Copies of Communications Sent to:

                              Mintmire & Associates
                              265 Sunrise Avenue, Suite 204,
                              Palm Beach, FL 33480
                              Tel: (561) 832-5696 Fax: (561) 659-5371

     Check whether the registrant (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X            No
                      -----            -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State registrant's revenues for its most recent fiscal year. $0.00

     Of the 12,431,000 shares of voting stock of the registrant issued and outstanding as of March 30, 2000, 2,401,000 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

                                     PART I

Item 1. Description of Business

         (a)      Business Development

     Platinum and Gold, Inc. (the "Company" or "P&G") is incorporated in the State of Nevada. The Company was originally incorporated as Integra Ventures, Inc. on February 19, 1997 ("Integra"). The Company is not presently trading on an exchange, but has applied to have its Common Stock quoted on the Over the Counter Bulletin Board by submitting its 15c2-11 application to the National Association of Securities Dealers. Its executive offices are presently located at 12724 N.W. 11th Court, Sunrise, FL 33323. Its telephone number is (800) 525-8495 and its facsimile number is (954) 845-0656.

     The Company is filing this Form 10-KSB in compliance with the effectiveness of its filing on Form 10-SB. The Company will file periodic reports in the event its obligation to file such reports is suspended under the Securities and Exchange Act of 1934 (the "Exchange Act".)

     Initially the Company was engaged in the medical supply business. In November 1998, at the time it acquired Platinum and Gold Recording & Publishing Company, a Florida corporation formed in June 1997 ("PGRP") as a wholly-owned subsidiary, its purpose changed to P&G's initial purpose of discovering, developing, recording and marketing new talent in the entertainment industry. PGRP's founding philosophy arose from the diversified experience of its management in the music, video, film and related industries. See Part I, Item 1. "Description of the Business - (b) Business of Issuer."

     In February 1997, prior to its acquisition of PGRP, the Company sold 1,720,000 shares of its unrestricted common stock to 70 individuals for $17,200. For such offering, the Company relied upon Section 3(b) of the Securities Act of 1933, as amended (the "Act"), Rule 504 promulgated thereunder ("Rule 504"),
Section  517.061(11) of the Florida code, Section 90.530(11) of the Nevada code,
Section 48-2-103(b)(4) of the Tennessee code and Section 5[581-5]I(c) of the Texas code. No state exemption was necessary for the sales made to Canadian or French investors. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 1997, prior to its acquisition of PGRP, the Company conducted a 1 for 4 reverse split of its common stock. This transaction was effected by the Company's Board of Directors in accordance with the Company's Articles of Incorporation and Bylaws and also in accordance with Nevada law. See Part II,
Item 5. Market for Common Equity and Related Stockholder Matters, Market Information"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 1997, prior to its acquisition of PGRP, the Company entered into a share exchange agreement with First Aid Direct, Inc., a Florida corporation ("FAD"), and its shareholders which had been formed in February 1997. The exchange was made whereby the Company issued 2,970,000 shares of its restricted common stock to the shareholders of FAD for all of the issued and outstanding stock of FAD. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In August 1998, prior to its acquisition of PGRP, the Company entered into a Recission and Cancellation Agreement with FAD and its shareholders, thereby returning the parties to their original positions prior to the share exchange conducted in July 1997 ab initio. Thus, FAD exchanged 2,970,000 shares of common stock of the Company for 100% of the issued and outstanding stock of FAD and FAD was no longer a wholly-owned subsidiary of the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 1998, prior to its acquisition of PGRP, the Company conducted a 4 for 1 forward split of its common stock. This transaction was effected by the Company's Board of Directors in accordance with the Company's Articles of Incorporation and Bylaws and also in accordance with Nevada law. See Part II,
Item 5. "Market for Common Equity and Related Stockholder Matters, Market Information"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In October 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Randy Bernsen to be a Director of PGRP. The term was until the next annual meeting of the shareholders and directors. As compensation, Randy Bernsen was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part I, Item 1. "Description of Business -
(b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In November 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Glenda Grainger to be a Director of PGRP. As compensation, Glenda Grainger was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 1998, the Company entered into a share exchange agreement with PGRP, and its shareholders which had been formed in June 1997. The exchange was made whereby the Company issued 10,000,000 shares of its restricted common stock to the shareholders of PGRP for all of the issued and outstanding stock of PGRP. As part of the exchange, Ms. Neal the Company's past President and Chairman, Ms. Peters the Company's current Vice-President, Secretary and Director and Ms. Cavell, the Company's current President, Treasurer and Chairman received 6,000,000, 2,000,000 and 2,000,000 shares of the Company's restricted common stock respectively. Ms. Neal passed away in December 1999. Her shares are still titled in her name pending disposition of her estate. This offering was conducted pursuant to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code. See Part I, Item 1. "Description of Business -
(b)  Business  of  Issuer  -  Employees  and  Consultants";   Part  I,  Item  6.
"Management's Discussion and Analysis or Plan of Operation - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 1999, the Company issued 10,000 shares of its restricted common stock to Margaret Ann Ronayne in connection with her agreement to serve on the Company's Board of Directors and a Representation Agreement entered into in December 1998. The shares were issued pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants";
Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements";
Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 1999, the Company conducted an offering of its unrestricted common stock pursuant to section 3(b) of the Act and Rule 504. No shares were sold thereunder. See Part III, Item 12. "Certain Relationships and Related Transactions".

     In April 1999, the Company sold 1,000 shares of its unrestricted common stock to one (1) investor for $850. For such offering, the Company relied upon
Section 3(b) of the Act, Rule 504 and Section 90.530(11) of the Nevada code. See
Part III, Item 12. "Certain Relationships and Related Transactions".

     In July 1999, the Company initiated an offering of its Convertible Notes. The Notes have a term of one (1) year, bear interest at a rate of nine percent (9%) and are automatically convertible to shares of the Company's Common Stock in one (1) year (if they are not converted earlier) at a price of $1.00 per share plus interest, which interest is also payable in shares of the Company's Common Stock. To date, one (1) note has been sold in the principal amount of

$200,000 in December 1999. The offering is ongoing. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504 and Section 517.061(11) of the Florida Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation Financial Condition, Liquidity and Capital Resources"; and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In September 1999, the Company executed a Promissory Note in favor of Carol Neal, the Company's past Chairman, President and Treasurer in the amount of $24,600. The Note was in exchange for monies lent by Ms. Neal to the Company for working capital. The Note has since been repaid by the Company. See Part I, Item
1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 1999, the Company entered into a consulting contract with Joyce Research Group, Inc. to provide financial public relations services to the Company. As payment for these services, the Company committed to pay $225,000 or to issue shares of its "free-trading" Common Stock within a six (6) month period. An initial payment of $50,000 was made in December 1999. See Part I,
Item 1.  "Description  of  Business - (b)  Business  of Issuer -  Employees  and
Consultants"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November and December 1999, the Company entered into consulting contracts with three (3) individuals to provide financial, public and investor relations services to the Company. As payment for such services, the Company issued 800,000 shares of its Common Stock and paid $20,000 For such offering, the Company relied upon Section 3(b) of the Act, Rule 701, Pub. L. 104- 290, 110 Stat. 3416 (October 11, 1996) commonly known as the National Securities Markets Improvement Act of 1996 ("NSMIA"), Section 517.061(11) of the Florida Code and
Section 10-5- 9(13) of the Georgia Code. See Part I, Item 1. "Description of Business - (b) Business of Issuer - Employees and Consultants"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     See (b) "Business of Registrant" immediately below for a description of the Company's business.

         (b)      Business of Registrant

         General

     The Company was formed in February 1997 and had little or no operations until November, 1998, when it acquired PGRP. P&G is an entertainment company involved in the music and film business. Its principal activity is to discover gifted new artists and to pair those persons with experienced teams of entertainers in the same or similar fields. The teams will serve as mentors to the new artists and will help to further develop their skills. Ultimately, the Company (with the artist) will produce a finished work based on original material created by the artist, the Company or both or will re-record a previous hit. Artists contract directly with the Company. This eliminates the expense of agents and middle men and translates to a substantial savings for both the Company and the artist.

Music Recording and Publishing

     In the music industry, P&G plans to record its artists both with original material and with previously released hit songs. Most works will most likely be aimed at a pop audience, as the Company feels that this segment of the industry is the most appropriate for the artists P&G currently scouts, is possibly the most profitable and may be the easiest to enter with a new artist.

     P&G will manufacture the recorded material into compact disc ("CD") singles and albums and cassette singles and albums and then will distribute to the public via satellite, cable and national TV networks through 1-800 buy-direct response telephone numbers, as well as over the Internet.

If Only and Touch Me

     The Company has already recorded the music for its first two (2) singles, "If Only" and "Touch Me". The Company is searching for a talented lead vocalist to record a "voiceover". The singles were recorded in Nashville, TN, with the help of John Mattick who has worked with such groups as Alabama, Sawyer Brown, and the Righteous Brothers. He has arranged and produced for Dirty Dancing, Michael Jackson, Johnny Lee, Andy Reiss, and Reba McIntire. Andy Reiss plays electric guitar and has also played for Reba McIntire. Dave Fowler plays bass and has played for Lori Morgan and Dottie West. Rick Lonow plays drums and has played with Bellami Brothers. Etta Britt is a back-up singer on the single and has performed with Englebert Humperdink. Larry Hanson plays acoustic guitar and has played for both Alabama and Righteous Brothers. Chris Hinson who works with percussion and engineering has worked closely with Clarence Clemmons and DJ Jazzy Jeff, arranging, writing and performing original music. The singles were test-marketed in Nashville in 1998 and tested extremely well. The "I wanna buy" margin was approximately 95%.

Betty Dickson

     The Company signed a contract with jazz, blues and swing artist Betty Dickson to promote and sell her two full-length albums titled "Stolen Goods" and "A Woman For All Seasons" through direct marketing efforts (the "Dickson Contract"). The albums were recorded in 1996 and 1998 respectively and are available in both CD and cassette formats. Neither album has been released to the public to date, although there have been limited sales to individuals at concert events at which Ms. Dickson has performed. P&G is obligated to pay Ms. Dickson $1.00 for each album sold. The contract expires September 3, 2000.

     Ms. Dickson is also seeking to become affiliated with a record label. A record company contract would provide Ms. Dickson with the means to distribute her albums nationally and internationally, to tour in concert and to possibly record with other jazz greats and legends, with the whom the record label has some affiliation. As a term of the Dickson contract, P&G is entitled to receive 20% of the proceeds of any future contract between Ms. Dickson and such record label.

     Ms. Dickson has recorded four (4) full-length albums to date titled "Can't Get Out of This Mood" in 1993, "Many, Many Kisses" in 1995, "Stolen Goods" in 1996 and "A Woman For All Seasons" in 1998. She is currently preparing material for her next album which is currently untitled and for which no release date is available.

     Ms. Dickson resides in Florida, where she often performs in local hotels and nightclubs, as well as in jazz music festivals and concerts. Additionally, she tours nationally and has appeared in a "Legends of Jazz" show aboard the SS Norway. She works regularly with the Eddie Higgins Trio performing for the Ft. Lauderdale Jazz Society and at other local events.

Steve Jordan

     The Company has signed a letter of intent with artist Steve Jordan to enter into a contract for the purpose of recording a single CD and cassette to be sold through direct response television advertising and through Internet sales. Mr. Jordan is currently completing work on his first album and plays in the 1940's and 1950's contemporary big band genre. He appeals to a wide range of ages and musical tastes, from gospel to big band.

     Mr. Jordan began singing to audiences at the age of three (3) and has been singing publicly ever since. He studied at the Rhode Island Conservatory of Music and sang with the famous Al Kay Orchestra until Al Kay passed away. Mr. Jordan sang gospel with a group called Jubilee Band in the mid 1980's and has looked forward to sharing his work with others through production of an album ever since.

Barbara Chadwick

     The Company signed a producers contract with artist Barbara Chadwick in September 1999 to record a single CD and cassette at New River Recording Studios in Ft. Lauderdale, Florida which is to be Ms. Chadwick's first album. P&G is to bear all costs in the production of the album, while Ms. Chadwick will retain all rights to the work produced. P&G shall market the album through direct response television advertisement as well as over the Internet. P&G shall pay Ms. Chadwick a $0.12 royalty on all sales of the album through direct response television.

     The Company will also serve as Ms. Chadwick's agent and will endeavor to introduce Ms. Chadwick to a major record company. In the event such a contract is signed, the Company is entitled to 35% of the value of such contract.

     Ms. Chadwick sings both blues and contemporary jazz and performs in clubs and hotels along the east coast of the United States concentrating primarily in New Jersey and Florida.

Beverly Fortin

     The Company signed a producers contract with artist Beverly Fortin in September 1999 to record a single CD and cassette at New River Recording Studios in Ft. Lauderdale, Florida which is to be Ms. Fortin's first album. P&G is to bear all costs in the production of the album, while Ms. Fortin will retain all rights to the work produced. P&G shall market the album through direct response television advertisement as well as over the Internet. P&G shall pay Ms. Fortin a $0.12 royalty on all sales of the album through direct response television.

     The Company will also serve as Ms. Fortin's agent and will endeavor to introduce Ms. Fortin to a major record company. In the event such a contract is signed, the Company is entitled to 35% of the value of such contract.

     Ms. Fortin sings pop music occasionally at local events and has served as a backup singer to nationally known artists such as Brenda K. Star, Mariah Carey, Debbie Jacobs, Pamela Stanley, Jessica Williams, Vickie Sue Robinson and Gloria Estefan and the Miami Sound Machine. She owns a restaurant in Pompano Beach, Florida and several other local nightclubs.

Television

     P&G also plans to explore the possibility of a talk show based in Florida. In 1980, the three (3) commercial networks' combined broadcast was less than 100 hours of programming a week. Today there are six (6) commercial broadcast networks and over 150 cable channels plus satellite needing to fill up 24 hours of every day with programs. This translates to over 20,000 hours of time which programmers must fill.

     A half-hour prime time series can cost over $1 million per episode to produce. These shows are too expensive for many small stations, and in any event, can only run at peak hours. News magazines and talk shows are therefore high on the networks' wish lists. These shows are less expensive to produce and appeal to a large segment of the viewership. Variety shows containing new talent are rarely produced and aired although they have remained comparatively inexpensive to produce. Television stations often shy away from the task of recruiting new talent for fear of over-diversifying from a television to a television and music company.

     The Company feels that it could either contract with a television station to provide talent for a television station sponsored variety show, or could fill an entire time slot by producing a variety show of its own. By introducing its talent in this medium, the Company hopes to boost record sales.

Films and Videos

     The Company may also expand into the area of the production of movies made strictly for the home video, pay-per-view and cable television and satellite audiences.

Motion Picture Licensing and Distribution

     The Company may also expand its business to include licensing, sales and distribution of certain rights to independently produced feature films in a wide variety of genres. The Company's goal would be to become increasingly active in acquiring both domestic and foreign distribution rights, booking motion pictures with theatrical exhibitors, arranging for the manufacture of release prints from the film negative and promoting the motion pictures with advertising and publicity campaigns.

     The Company has already begun to act as a foreign sales agent, licensing distribution rights in markets outside the United States to independently produced films which are fully financed and owned by others, in exchange for a sales agency fee. In addition to the production of motion pictures and distribution in the United States, substantial revenues are possible from international exploitation of the Company's motion pictures. International revenues of motion picture distributors from filmed entertainment grew from $4.7 billion in 1989 to $8.7 billion in 1996. This growth has been attributed to worldwide acceptance of and the demand for motion pictures produced in the US, the privatization of foreign television industries, growth in the number of foreign households with video cassette players and growth in the number of foreign television screens.

     The Company actively participates at all three (3) major film markets (the American Film Market, the Cannes Film Festival and MIFED), as well as the major television (NATPE, MIP, MIPCOM) and video (VSDA) markets. The Company may also, from time to time, engage independent representatives to assist the Company in acquiring and/or licensing motion picture rights.

     With respect to international territories, the Company licenses distribution rights in various mediums (such as theatrical, video, pay television, free television, satellite and other rights) to foreign sub-distributors on either an individual rights basis or grouped in various combinations of rights (which sometimes includes rights in all media). These rights are licensed by the Company to numerous sub-distributors in international territories or regions either on a picture-by-picture basis or, in certain circumstances, with respect to a number of motion pictures pursuant to output arrangements. Currently, the most appealing international territories for the Company are Australia, the Benelux countries, Brazil, Canada, France, Germany, Italy, Japan, Scandinavia, Spain and the United Kingdom.

     The terms of the Company's license agreements with foreign sub-distributors vary depending upon the territory and media involved and whether the agreement relates to a single motion picture or multiple motion pictures. Most of the Company's license agreements will provide that the Company will receive a minimum guarantee from the foreign sub-distributor with all or a majority of such minimum guarantee paid prior to, or upon delivery of the film to the distributor for release in the particular territory. The remainder of any unpaid minimum guarantee is generally payable at specified intervals after delivery of the film to the sub-distributor. The minimum guarantee is recouped by the sub-distributor out of the revenues generated from exploitation of the picture in such territory. The foreign sub-distributor retains a negotiated distribution fee (generally measured as a percentage of the gross revenues generated from its distribution of the motion picture), recoups its distribution expenses and the minimum guarantee and ultimately (after recoupment by the distribution expenses) remits to the Company the remainder of any receipts in excess of the distributor's ongoing distribution fee.

     The Company must rely on the foreign sub-distributor's ability to successfully exploit the film in order to receive any proceeds in excess of the minimum guarantee. In certain situations, the Company does not receive a minimum guarantee from the foreign sub-distributor and instead negotiates terms which usually result, in effect, in an allocation of gross revenues between the sub-distributor and the Company. Typically the terms of such an arrangement provide for the sub- distributor to retain an ongoing distribution fee (calculated as a percentage of gross receipts of the sub-distributor in the territory), recoup its expenses and pay remaining receipts in excess of the ongoing distribution fee to the Company. Alternatively, such as often with respect to video rights, the terms may provide for a royalty to be paid to the Company calculated as a percentage of the gross receipts of the sub-distributor from exploitation of the video rights (without deduction for the sub-distributor's distribution expenses).

     Groups of motion pictures are often packaged and licensed as a group for exhibition on video and television over a period that extends beyond five years from the initial domestic theatrical release of a particular film. Motion pictures are also licensed and "packaged" by producers and distributors for television broadcast in international markets by government owned or privately owned television studios and networks. Pay television is less developed outside the U.S., but is experiencing significant international growth. The prominent foreign pay television services include channel Premiere, STAR TV, British Sky Broadcasting and the international operations of several U.S. cable services including HBO, the Disney Channel and Turner Broadcasting.

Business Strategy

     The Company's business strategy, which is dependent upon its continuing to have sufficient cash flow from operations and/or obtaining sufficient additional financing with which to enhance the commercialization of existing and future products, is to develop the talents of new artists and to either reproduce an existing work or to record original material for global distribution. The Company's revenues to date are minimal and are based upon the licensing arrangements it has entered into as a foreign sales agent. The Company's revenues are dependent on the volume of sales from its products and services it provides.

     Revenues from sales and services are recognized in the period in which sales are made or services are provided. The Company's gross profit margin will be determined in part by its ability to estimate and control direct costs of manufacturing and production costs and its ability to incorporate such costs in the price charged to customers and clients.

     The Company's objective is to become a dominant provider of entertainment products, initially in the music industry and eventually including music, video, television products as well as to become an agent for others. To achieve this objective, and assuming that sufficient funds are available, the Company intends to: (i) develop international distribution channels and co-marketing alliances for the Company's products and services; (ii) continue to sign new artists and to develop their skills and ready them for production; (iii) to explore new possibilities in television and the internet; and (iv) to begin retail sales of its products through Direct Sales efforts.

     Management believes that the Company is poised to lead in the ever developing entertainment industry. Management expects, in the event the Company continues to achieve product acceptance, to increase its market penetration through acquisition of additional artists, joint venture opportunities with established market leaders and expansion of its personnel. However, such expansion presents certain challenges and risks and there can be no assurance that the Company, even if it were successful in acquiring other bases of business development, would be successful in profitably penetrating these potential markets.

Marketing and Distribution

Marketing

     The following discussion of the entertainment industry, as it relates to the Company's objectives, is of course pertinent only if the Company is successful in maintaining sufficient cash flow from operations and/or obtaining sufficient debt and/or equity financing to commercialize its existing products, to add additional key personnel where needed, and to supplement new product development. In addition, the Company must be able to generate significant profits from operations and/or additional financing to continue expanding the business and/or to fund the anticipated growth, assuming the Company's proposed expanded business is successful. There can be no assurance such financing can be obtained or that the Company's proposed expanded business will be successful.

     According to the National Association of Recording Merchandisers ("NARM"), the music industry is a $8.79 Billion a year enterprise, with 32.6% of sales being made through the use of credit cards. The Company was recently approved to accept major credit cards and will implement their use on direct sales efforts immediately.

     Although according to the Recording Industry Association of America ("RIAA") the Internet accounted for only 0.3% of the total music sales in the U.S. in 1997, the RIAA sees the Internet as, "an opportunity to expose music to a wider audience than ever before." The Internet is an inexpensive medium which also allows a company with less resources such as independents and start-ups to compete for sales with larger more established companies.

     In the wake of a dramatic increase in Internet sales, the record club industry has reported steady declines between the years of 1994 and 1997. While record club purchases accounted for a total of 15.1% of total music sales, in 1997 record club sales accounted for only 11.6% of total music sales. Mail order sales, which seem to have paralleled record club sales, have reached a seven (7) year market share low of 2.7% (RIAA).

     A significant factor in the above distribution forum changes has been the introduction of new mediums for audio listening. In 1997, full-length CD's dominated the market with a 70.2% market share. A far second was full-length cassettes with only an 18.2% share. Vinyl sales however, rose from 0.3% in 1993 (the date of CD introduction) to 0.7% in 1997. This rise was mostly attributed to collectors, disk jockeys and rap music (RIAA).

     According to the RIAA, unit shipments of all formats to direct and special markets grew 11% from 124.7 million in mid-'98 to 138.4 million in mid-'99. This is especially of interest to the Company, who plans to focus in these areas. The dollar value of shipments to direct and special markets also grew 4.7% from $732.5 million in mid-'98 to $767.2 million in mid-'99.

     Consumer profiles compiled by NARM are also of interest to P&G, as much of the Company's music will appeal to an older audience. 1997 statistics show that persons 45 years of age and older are the second largest purchasers of music products, second only to ages 15-19.

Distribution

     The Company's initial plan of distribution is to market and sell the product through direct sales efforts. Primarily the Company will focus on infomercials to sell its products. Print media, direct mail and short form 120 and 60-second commercials may follow the infomercial.

     In addition to the infomercial, the Company may eventually institute a direct mail and sales campaign for the Company's products which the Company believes will generate sales from consumers throughout the United States. In addition, the Company has an ongoing program to participate in trade shows and festivals, promotional events and retail mall shows. These events have historically generated sales and significant exposure in the industry.

     The growth and improvement of direct response marketing and sales via infomercials, home shopping networks and commercials has had a positive impact on the retail sales industry and specifically on the music industry. Companies such as BMG and Columbia House have been especially successful. Additionally, retailers are increasingly utilizing alternative forms of retailing; such as, television shopping and infomercials and merchandising albums with other entertainment items.

     The Company intends to save considerable expense by acting as its own fulfillment center. Thus, all telephone sales, packaging and shipping will be handled exclusively by the Company. The Company expects that it will have sufficient resources and capital necessary to expand to meet these obligations. A shortage of capital could have a material adverse effect on the Company's ability to handle its fulfillment obligations in-house.

     The Company expects to sell its products in retail stores when profit margins show signs of weakening through direct sales efforts. The retail market is expected to support the product for several years thereafter.

     The Company's intends to eventually joint venture with major recording labels which have the support structure necessary to record and publish an album on a much larger scale. By joint-venturing for manufacturing, distribution and finance of albums, P&G hopes to be able to launch new artists quickly and efficiently, dedicating adequate funds to promote the artist and the work to achieve maximum exposure.

Distribution on the Internet

     The Company is also already selling its products over the Internet. It advertises albums for sale directly through the Company website. Customers are able to browse the site, listen to sample wav. files and soon will be able to purchase albums directly from the Company over the Internet in a secure environment. The Company intends to pay for advertising space on frequently visited sites such as browsers upon receipt of sufficient capital from either revenues or debt or equity financing.

     Also, the on-line delivery of music and video is inevitable and the death of the modern music and video stores is imminent. P&G plans to establish websites to promote and distribute its materials, as well as the materials of others. Online sales are considerably less expensive to promote.

Status of Publicly Announced Products and Services

     The singles "If Only" and "Touch Me" were originally to be recorded with Michela as the lead vocalist. The Company released information to the public in various mediums publicizing the expected release. The singles were test-marketed in Nashville in 1998 and tested extremely well. The "I wanna buy" margin was approximately 95%. The Company has since elected not to use Michela as the lead vocalist for these two (2) singles and is currently searching for a suitable singer to replace Michela.

     Additionally,  the Betty Dickson  albums A Woman For All Seasons and Stolen
Goods  are  currently   available  through  the  Company's  website  located  at
http://www.platinum-gold.com.

     No other P&G products or services have been publicly announced and are either in the production or planning phase.

Competition

     The Company faces competition from large, well-established companies with considerably greater financial, marketing, sales and technical resources than those available to the Company. Additionally, many of the Company's present and potential competitors have research and development capabilities that may allow such competitors to develop new and improved products which may compete with the Company's products. The Company's products could be rendered obsolete or made uneconomical by the development of new products, technological advances affecting the cost of production, or marketing or pricing actions by one or more of the Company's competitors. The Company's business, financial condition or results of operations could be materially adversely affected by one or more of such developments. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competition will not have an material adverse effect on the Company's business, financial condition or results of operations.

Competition - Music Recording and Publishing

     Competition is intense within the music industry, in general, and also in the agency or booking aspect of the industry in which the Company may conduct its operations in the future. The Company's opportunity to obtain clients with the potential for achieving popular and commercial success may be limited by its financial resources and other assets. It is anticipated that the music industry may be subject to changes in the general state of the economy, shifts in the demographic structure, changes in the buying habits of the public, the availability of alternative forms of entertainment and the increased cost of doing business. Further, there may be significant technological advances in the future and the Company may not have adequate creative management and resources to enable it to take advantage of such advances. Many of the companies and other organizations with which the Company will be in competition have far greater financial resources, greater experience and larger staffs than the Company. Additionally, many of such organizations have proven operating histories, which the Company lacks. The Company expects to face strong competition from both such well-established companies and independent companies like itself.

Competition - Films

     In the event the Company enters the motion picture industry, the Company's movies will compete with traditional feature films and television programming produced by major movie studios, including Disney, Warner Bros. Inc., Twentieth Century Fox Film Corporation, Paramount Pictures, Sony Pictures, Inc., Lucasfilm, Universal City Studios, Inc. and MGM/UA, as well as numerous other independent motion picture and television production companies. The Company's broadcast and home video products will compete with the films of these movie studios for audience acceptance and exhibition over broadcast/cable and home video channels. In addition, the Company will compete with movie studios for the acquisition of literary properties, production financing, the services of performing artists, and the services of other creative and technical personnel. Most of the movie studios with which the Company will compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing, and other resources than does the Company. Due to their substantially greater resources, these movie studios likely will be able to enter into more favorable distribution arrangements and to promote their films and television programming more successfully than the Company.

Competition - Videos

     In the event the Company enters into the video production industry, the Company's videos will compete with the feature films produced by the major movie studios listed above as well as numerous independent production companies, some of whom produce movies exclusively for release on videocassette. Most of the movie studios with which the Company will compete have significantly greater name recognition and significantly greater financial, technical, creative, marketing, and other resources than does the Company. Due to their substantially greater resources, these movie studios likely will be able to enter into more favorable distribution arrangements and to promote their films and television programming more successfully than the Company.

Competition - Distribution on the Internet

     The market for online commerce is extremely competitive, and the Company believes competition, particularly in connection with online music sales, will continue to grow and intensify. The Company's most visible competitors may include CustomDisc.com, CDuctive, and amplified.com. Although the Company's primary focus will be on sales of Company artists, rather than the music of other artists, P&G may ultimately compete with existing online websites that provide sales of pre-recorded music on the Internet. Online competitors include CDnow, Inc., Amazon.com, Inc., barnesandnoble.com inc., Columbia House and BMG Music Service. CDnow purchased SuperSonic Boom, a custom compilation provider, in June 1998.

Sources and Availability of Raw Materials

     The materials needed to produce movies or television and to record music is widely available from numerous third parties for rent or for sale. The final product is then manufactured and mass produced by a third party independent contractor. The raw materials to produce CD's, audio cassettes, digital video disks, videocassettes, laser disks and other medium are widely available from numerous sources. No shortage of materials is expected in the foreseeable future.

Dependence on one or few customers

     The Company will rely heavily on its customers' preferences to best determine the products which will be produced. The commercial success of the Company's products will depend on its ability to predict the type of content that will appeal to a broad audience. Although the Company plans to test market their products prior to their release, there can be no assurance that the Company will be able to predict the appeal of its products before their production. Considerable expense is expended on production costs before a product can be test marketed. Therefore, although a product which tests poor can be scrapped before additional expense is incurred associated with release including marketing and distribution, the Company may have to bear the expense of production of some products, which may never be released. This may have a material adverse effect on the Company.

Research and Development

     The Company believes that research and development is an important factor in its future growth. The entertainment industry is closely linked to technological advances, which produce new ways of producing product and a new medium for its use by the public. Recent developments include: on-line sales, digital downloading of music and video, digital video disks and others. Therefore, the Company must continually invest in the latest technology to appeal to the public and to effectively compete with other companies in the industry. No assurance can be made that the Company will have sufficient funds to purchase technological advances as they become available. Additionally, due to the rapid advance rate at which technology advances, the Company's equipment and inventory may be outdated quickly, preventing or impeding the Company from realizing its full potential profits.

Patents, Copyrights and Trademarks

     The Company intends to protect its original intellectual property with patents, copyrights and/or trademarks as appropriate.

     To date, the Company has registered two (2) copyrights. On November 7, 1997, the Company filed on Form SR (for sound recordings) copyright applications for the works titled "If Only" and "Touch Me". The effective date of such registrations is November 7, 1997.

Governmental Regulation

     Currently there is no government regulation of the Company's business nor of the Company's products.

State and Local Licensing Requirements

     Currently there are no state or local licensing requirements which apply to the Company's business or to its products

Effect of Probable Governmental Regulation on the Business

     Currently there is no government regulation of the Company's business nor of the Company's products. However, new laws are emerging which regulate commerce over the internet and the way data and information may be transmitted over the Internet. Should the Company engage in activities involving the Internet in the future, it may be subject to these laws and/or regulations.

     As the Company's products and services are available over the Internet in multiple states and foreign countries, these jurisdictions may claim that the Company is required to qualify to do business as a foreign corporation in each such state and foreign country. New legislation or the application of laws and regulations from jurisdictions in this area could have a detrimental effect upon the Company's business.

     A governmental body could impose sales and other taxes on the provision of the Company's products and services, which could increase the costs of doing business. A number of state and local government officials have asserted the right or indicated a willingness to impose taxes on Internet-related services and commerce, including sales, use and access taxes; however, no such laws have become effective to date. The Company cannot accurately predict whether the imposition of any such taxes would materially increase its costs of doing business or limit the services which it provides, since it may be possible to pass on some of these costs to the consumer and continue to remain competitive.

     If, as the law in this area develops, the Company becomes liable for information carried on, stored on, or disseminated through its website, it may be necessary for the Company to take steps to reduce its exposure to this type of liability through alterations in its equipment, insurance or other methods. This may require the Company to spend significant amounts of money for new equipment or premiums and may also require it to discontinue offering certain of its products or services.

     Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as content, privacy, access to adult content by minors, pricing, bulk e-mail (spam), encryption standards, consumer protection, electronic commerce, taxation, copyright infringement and other intellectual property issues. P&G cannot predict the impact, if any, that future regulatory changes or developments may have on the Company's business, financial condition, or results of operation.

Cost of Research and Development

     For fiscal year 1999, the Company expended no measurable amount of money on research and development efforts. At the current time, none of the costs associates with research and development are bourne directly by the customer; however there is no guarantee that such costs will not be bourne by customers in the future and, at the current time, the Company does not know the extent to which such costs will be bourne by the customer, if at all.

Cost and Effects of Compliance with Environmental Laws

     The Company's business is not subject to regulation under the state and Federal laws regarding environmental protection and hazardous substances control. The Company is unaware of any bills currently pending in Congress which could change the application of such laws so that they would affect the Company.

Employees and Consultants

     At March 30, 2000, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

     In October 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Randy Bernsen to be a Director of PGRP. The term was until the next annual meeting of the shareholders and directors. As compensation, Randy Bernsen was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part III, Item 10. "Executive Compensation
- Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Glenda Grainger to be a Director of PGRP. As compensation, Glenda Grainger was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part III, Item
10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item
11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 1998, the Company entered into a share exchange agreement with PGRP, and its shareholders which had been formed in June 1997. The exchange was made whereby the Company issued 10,000,000 shares of its restricted common stock to the shareholders of PGRP for all of the issued and outstanding stock of PGRP. As part of the exchange, Ms. Neal, Ms. Peters and Ms. Cavell received 6,000,000, 2,000,000 and 2,000,000 shares of the Company's restricted common stock respectively. This offering was conducted pursuant to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code. See Part I, Item 6. "Management's Discussion and Analysis or Plan of Operation - Stockholders' Equity"; Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

     In January 1999, the Company issued 10,000 shares of its restricted common stock to Margaret Ann Ronayne in connection with her agreement to serve on the Company's Board of Directors and a Representation Agreement entered into in December 1998. The shares were issued pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

     In September 1999, the Company executed a Promissory Note in favor of Carol Neal, the Company's past Chairman, President and Treasurer in the amount of $24,600. The Note was in exchange for monies lent by Ms. Neal to the Company for working capital. The Note has since been repaid by the Company. See Part III,
Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III,
Item 11. "Security  Ownership of Certain Beneficial Owners and Management";  and
Part III, Item 12. "Certain Relationships and Related Transactions".

     In November 1999, the Company entered into a consulting contract with Joyce Research Group, Inc. to provide financial public relations services to the Company. As payment for these services, the Company committed to pay $225,000 or to issue shares of its "free-trading" Common Stock within a six (6) month period. An initial payment of $50,000 was made in December 1999. See Part III,
Item 12. "Certain Relationships and Related Transactions".

     In November and December 1999, the Company entered into consulting contracts with three (3) individuals to provide financial, public and investor relations services to the Company. As payment for such services, the Company issued 800,000 shares of its Common Stock and paid $20,000 For such offering, the Company relied upon Section 3(b) of the Act, Rule 701, NSMIA, Section 517.061(11) of the Florida Code and Section 10-5-9(13) of the Georgia Code. See
Part III, Item 12. "Certain Relationships and Related Transactions".

Item 2.           Description of Property

     The Company maintains its executive offices at 12724 N.W. 11th Court, Sunrise, Florida 33323, which is the residence of both Valerie Peters and Louise Cavell. Approximately 500 square feet of space is devoted entirely to P&G as an office. Its telephone number is (800) 525-8495 and its facsimile number is (954) 845-0656. The Company plans to lease office space in either Broward or Palm Beach County, Florida upon receipt of sufficient capital resulting from revenues or debt or equity financing. It is planned that such office space shall serve as the Company headquarters and also as a fulfillment center for the Company's products.

     The Company owns no real property and its personal property consists of furniture, fixtures and equipment, with an original cost of $2,177 on July 31, 1999.

Item 3. Legal Proceedings

     No legal proceedings have been initiated either by or against the Company to date.

Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the Company's shareholders, through the solicitation of proxies or otherwise from the Company's inception to the close of the 1999 fiscal year ended December 31, 1999, covered by this report.

Item 5. Market for Common Equity and Related Stockholder Matters.

     Shares of the Company's Common Stock have previously been registered with the Securities and Exchange Commission (the "Commission"). The Company intends to and has made application to the NASD for the Company's shares to be quoted on the OTC Bulletin Board. The Company's application to the NASD consists of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Exchange Act. Inclusion on the OTC Bulletin Board, when approved, permits price quotation for the Company's shares to be published by such service.

     The Company is not aware of any existing trading market for its Common Stock. The Company's Common Stock has never traded in a public market. There are no plans, proposals, arrangements or understandings with any person(s) with regard to the development of a trading market in any of the Company's securities.

     If and when the Company's Common Stock is traded in the over-the-counter market, most likely the shares will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the Exchange Act"), commonly referred to as the "penny stock" rule. Section 15(g) sets forth certain requirements for transactions in penny stocks and Rule 15g9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act.

     The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is: registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the registrant's net tangible assets; or exempted from the definition by the Commission. If the Company's shares are deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

     For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, the monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker dealers to trade and/or maintain a market in the Company's Common Stock and may affect the ability of shareholders to sell their shares.

     As of March 30, 2000, there were 62 holders of record of the Company's Common Stock.

     As of March 30, 2000, the Company has 12,431,000 shares of its Common Stock issued and outstanding, 10,830,000 of which are restricted Rule 144 shares and 1,601,000 of which are free- trading. Of the Rule 144 shares, 10,030,000 shares have been held by affiliates of the Company for more than one (1) year.

Dividend Policy

     The Company has never paid or declared any dividends on its Common Stock and does not anticipate paying cash dividends in the foreseeable future.

Item 6.    Management's Discussion and Analysis or Plan of Operation

     Initially the Company was engaged in the medical supply business. In November 1998, at the time it acquired PGRP as a wholly-owned subsidiary, its purpose changed to P&G's initial purpose of discovering, developing, recording and marketing new talent in the entertainment industry. PGRP's founding philosophy arose from the diversified experience of its management in the music, video, film and related industries.

     The Company was in the development stage until November 1998 when the Share Exchange took place between PGRP and the Company and is still emerging from that stage. The Company has only recently begun selling the Betty Dickson albums and has not yet completed the "If Only" and "Touch Me" singles. From the date of the Share Exchange in November 1998 through December 31, 1999, the Company generated no revenues. Since inception (February 17, 1997 through December 31, 1999, the Company has generated cumulative losses of approximately $234,959. Due to the Company's limited operating history and limited resources, among other factors, there can be no assurance that profitability or significant revenues on a quarterly or annual basis will occur in the future.

     The Company is currently preparing to launch its first two (2) singles and expects to introduce other products by Ms. Dickson and others by the end of 2000 and expects to continue to invest significant resources in several new products and enhancements through 2000.

     Since recording of the first two (2) singles and upon entering into contracts with several artists, the Company has begun to make preparations for a period of growth, which may require it to significantly increase the scale of its operations. This increase will include the hiring of additional personnel in all functional areas and will result in significantly higher operating expenses. The increase in operating expenses is expected to be matched by a concurrent increase in revenues. However, the Company's net loss may continue even if revenues increase and operating expenses may still continue to increase. Expansion of the Company's operations may cause a significant strain on the Company's management, financial and other resources. The Company's ability to manage recent and any possible future growth, should it occur, will depend upon a significant expansion of its accounting and other internal management systems and the implementation and subsequent improvement of a variety of systems, procedures and controls. There can be no assurance that significant problems in these areas will not occur. Any failure to expand these areas and implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the Company's business could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of such expected expansion and the anticipated increase in its operating expenses, as well as the difficulty in forecasting revenue levels, the Company expects to continue to experience significant fluctuations in its revenues, costs and gross margins, and therefore its results of operations.

Results of Operations - Full Fiscal Years - December 31, 1999 and December 31, 1998

Revenues

     Revenues for the twelve month period ended December 31, 1999 was $0 and for the twelve month period ended December 31, 1998 was $0.

Operating Expenses

     Operating Expenses for the twelve months of calendar year 1999 were $216,909 versus $18,050 from inception (February 19, 1997) to December 31, 1998. Net loss was $216,909 and $18,050 respectively.

     During 1999, the officers of the Company incurred expenses on behalf of the Company, for which they had yet to receive reimbursement as of December 31, 1999, which expenses totaled $20,589 and for which the Company accounted for such unpaid expenses as shareholder loans on the Company's balance sheet.

Assets and Liabilities

     Assets were $134,996 as of December 31, 1999, and $38,375 as of December 31, 1998. As of December 31, 1998, assets consisted primarily of deferred production costs and organizational costs with a net book value of $34,683. As of December 31, 1999, assets consisted primarily of cash. Liabilities were $352,346 and $39,670 as of December 31, 1999 and December 31, 1998 respectively. As of December 31, 1999, liabilities consisted primarily of accounts and notes payable.

     During the year ended December 31, 1999, the Company owed its officers $20,589 for expenses advanced on behalf of the Company.

Stockholders' Equity

     Stockholders' equity was ($271,350) as of December 31, 1999 and ($1,295) as of December 31, 1998. The Company had 12,431,000 and 11,600,000 shares of common stock issued and outstanding at December 31, 1999 and 1998, respectively.

     In November 1998, the Company entered into a share exchange agreement with PGRP, and its shareholders which had been formed in June 1997. The exchange was made whereby the Company issued 10,000,000 shares of its restricted common stock to the shareholders of PGRP for all of the issued and outstanding stock of PGRP. As part of the exchange, Ms. Neal, Ms. Peters and Ms. Cavell received 6,000,000, 2,000,000 and 2,000,000 shares of the Company's restricted common stock respectively. This offering was conducted pursuant to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code. See Part III, Item 10. "Executive Compensation - Employee Contracts and Agreements"; Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III,
Item 12. "Certain Relationships and Related Transactions".

Financial Condition, Liquidity and Capital Resources

     At December 31,1999 the Company had cash of $98,329 as compared to $1,553 at December 31, 1998.

     In July 1999, the Company initiated an offering of its Convertible Notes. The Notes have a term of one (1) year, bear interest at a rate of nine percent (9%) and are automatically convertible to shares of the Company's Common Stock in one (1) year (if they are not converted earlier) at a price of $1.00 per share plus interest, which interest is also payable in shares of the Company's Common Stock. To date, one (1) note has been sold in the principal amount of $200,000 in December 1999. The offering is ongoing. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504 and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     The Company may raise additional capital through private and/or public sales of securities in the future but has no definite commitments at this time.

Year 2000 Compliance

     The Year 2000 Issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the date has been stored as just two digits (e.g. 98 for 1998). On January 1, 2000, any clock or date recording mechanism including date sensitive software which uses only two digits to represent the year, may recognize the date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruption of operations, including among other things, a temporary inability to process transactions, send invoices, or engage in similar activities.

     The Company determined that the Year 2000 impact is not material to P&G and that it will not impact its business, operations or financial condition since all of the internal software utilized by the Company has the capability of being upgraded to support Year 2000 versions.

     The Company believes that it has disclosed all required information relative to Year 2000 issues relating to its business and operations. However, there can be no assurance that the systems of other companies on which the Company's systems rely also will be timely converted or that any such failure to convert by another company would not have an adverse affect on the Company's systems.

Forward-Looking Statements

     This Form 10-KSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-KSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), demand for the Company's products and services, expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company. Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations.

Item 7.                    Financial Statements

     The Company's financial statements have been examined to the extent indicated in their reports by Michael Kravatz, C.P.A, independent certified accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein, on Page F-1 hereof in response to Part F/S of this Form 10-KSB.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

     The Company has used the accounting firm of Michael Kravatz, C.P.A. since October 1999. Their address is 4747 Hollywood Boulevard, Suite 104, Hollywood, FL 33021. There has been no change in the Company's independent accountant during the period commencing with the Company's retention of Michael Kravatz C.P.A. through the date hereof.



                             PLATINUM AND GOLD INC.
                          (a Development Stage Company)


TABLE OF CONTENTS                                                    Page



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                   F-1

FINANCIAL STATEMENTS:

Consolidated Balance Sheets                                          F-3

Consolidated Statements of Operations                                F-4

Consolidated Statements of Stockholders' Equity (Deficit)            F-5

Consolidated Statements of Cash Flows                                F-6

Notes to Consolidated Financial Statements                           F-7

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
Platinum and Gold, Inc.

I have audited the accompanying consolidated balance sheets of Platinum and Gold, Inc. and Subsidiary (a Development Stage Company) as of December 3l, l999, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 3l, l999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit. The financial statements of Platinum and Gold, Inc. and Subsidiary (a Development Stage Company) as of December 31, 1998 were audited by other auditors, whose report dated January 18, 1999 expressed an unqualified opinion on those statements.

I conducted our audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Platinum and Gold, Inc. and Subsidiary (a Development Stage Company), as of December 3l, l999 and the results of its operations and its cash flows for the year ended December 3l, l999, in conformity with generally accepted accounting principles.

The Company is in the development stage as of December 3l, l999 and to date has had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has suffered losses and has yet to generate an internal cash flow that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael Kravatz
Michael Kravatz, C.P.A.



March 2l, 2000

                     PLATINIUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheets

      ASSETS

                                                              December 3l,
                                                                  1999          1998
Current assets:
         Cash                                                 $         98,329   $        l,533

                  Total current assets                                  98,329            1,533
                                                              ----------------  ----------------
Equipment- net                                                           4,321            l,959
Other assets                                                            32,346           34,883
                                                              ----------------  ----------------
                  Total assets                                $         134,99  $        38,375
                                                              ----------------  ----------------

    LIABILITIES AND STOCKHOLDERS' EQUITY  (DEFICIT)

Current liabilities
  Accounts payable                                            $        131,757  $        24,649
  Notes payable                                                        200,000                -
                                                              ----------------  ----------------
         Total current liabilities                                     331,757           24,649
                                                              ----------------  ----------------
Stockholder loans                                                       20,589           l5,021
                                                              ----------------  ----------------
Total liabilities                                                      352,346           39,670
                                                              ----------------  ----------------
Stockholders' (deficit):
  Common stock, $.00l par value; authorized 20,000,000
     shares,12,431,000 shares issued and outstanding                    12,431           12,355

Additional paid-in capital                                               5,178            4,400
Deficit accumulated during the development stage                      (234,959)         (18,050)
                                                              ----------------  ----------------
                  Total stockholders' (deficit)                       (217,350)          (1,295)
                                                              ----------------  ----------------
Total liabilities and equity                                  $        134,996  $        38,375
                                                              ----------------  ----------------



         See accompanying notes to the consolidated financial statements
                                      F-3

                     PLATINIUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                      Consolidated Statements of Operations

                                                     From                     From
                                                     Inception  to            Inception  to
                              Year Ended             (February 19, 1997)      (February 19,1997)
                              December 31, 1999      December 31, 1998        December 31,1999
                              -----------------      -------------------      -----------------
Advertising                   $    370               $                        $      370
Amortization Expense             3,200                                             3,200
Automobile Expense               1,322                                             1,322
Contract Labor                   2,508                                             2,508
Consulting Expense             195,000                       1,170               196,170
Interest Expense                   437                                               437
Office Expenses                  3,999                       3,368                 7,367

Professional fees                7,762                       8,233                15,995
Stockholder expenses                15                       1,935                 1,950
Travel and Entertainment         1,352                       2,826                 4,178
Taxes and Licenses                 205                         300                   505
Depreciation expense               739                         218                   957

                               216,909                      18,050               234,959
                             ------------------      -------------------      -----------------
          Net Loss           $(216,909)              $     (18,050)           $ (234,959)

Net loss
     per common share:
     Basic
         Net Loss per share  $  (0.0186)                 (0.0015)                 (0.0201)
                             ------------------      -------------------      -----------------
     Diluted
         Net loss per share  $  (0.0183)                 (0.0015)                 (0.0198)
                             ------------------      -------------------      -----------------








        See accompanying notes to the consolidated financial statements.

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                         (a Development Stage Company )

            Consolidated Statement of Stockholders' Equity (Deficit)

                            For the Periods Indicated



                                                                                   Deficit
                                         Common stock                              accumulated
                                     -------------------         Additional        during the
                                  Numbers                        Paid-in           development       Subscriptions
                                  of Shares       Amount         capital           stage             Receivable        Total
                                  --------------- -------------- --------------    ------------      --------------    ----------
Balance, February 19,1997
(date of inception)                             - $            - $           -     $          -      $         -       $       -
Issuance of common stock               11,600,000         12,355         4,400                -           (2,800)         13,955
Net loss                                                                                   (106)               -            (106)
                                     ------------   ------------  ------------      ------------      ------------     -----------
Balance, December 31, 1997             11,600,000         12,355         4,400             (106)          (2,800)         13,849
Collection of  subscription
receivable                                      -              -             -                -            2,800           2,800
Net loss                                        -              -             -          (17,944)               -         (17,944)
                                     ------------   ------------  ------------      ------------      ------------     -----------
Balance, December 31, 1998             11,600,000   $     12,355  $      4,400      $   (18,050)      $        -       $  (1,295)
                                     ------------   ------------  ------------      ------------      ------------     -----------
Issuance of Commons Stock                 831,000   $         76  $        778                                         $     854
                                     ------------   ------------  ------------      ------------      ------------     -----------
Net Loss                                                                               (216,909)                        (216,909)
                                     ------------   ------------  ------------      ------------      ------------     -----------
Balance, December 31, 1999             12,431,000   $      5,178  $     12,431         (234,959)                        (217,350)






        See accompanying notes to the consolidated financial statements.

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                      Consolidated Statements of Cash Flows




                                                         From                    From
                                                         Inception               Inception
                                    Year Ended           (February 19, 1997) to  (February 19, 1997) to
                                    December 31, 1999    December 31, 1998       December 31, 1999

Net loss                            $       (216,909)    $        (18,050)       $      (234,959)
                                    ------------------   ----------------------- -------------------
Adjustments to reconcile net loss
to net cash used for operating
activities:
     Amortization expense                     3,200                     0                  3,200
     Depreciation expense                       739                   218                    957
     Increase in other assets                  (663)              (34,883)               (35,546)
     Increase in accounts payable           107,107                24,649                131,756
                                    ------------------   ----------------------- -------------------
     Total adjustments                      110,383               (10,016)               100,367
                                    ------------------   ----------------------- -------------------
      Net cash used for operating
       activities                          (106,526)              (28,066)              (134,592)
                                    ------------------   ----------------------- -------------------
Cash flows for investing activities:
     Acquisition of  equipment               (3,101)               (2,177)                (5,278)
                                    ------------------   ----------------------- -------------------
      Net cash used for investing
         activities                          (3,101)               (2,177)                (5,278)
                                    ------------------   ----------------------- -------------------
Cash flows from financing activities:
  Proceeds from stockholder loans, net
                                              5,568                15,021                  20,589
     Proceeds from Notes Payable            200,000                     0                 200,000
     Proceeds from issuance of
          common stock                          855                16,755                  17,610
                                    ------------------   ----------------------- -------------------
    Net cash provided by financing
         activities                         206,423                31,776                 238,199
                                    ------------------   ----------------------- -------------------
Net increase (decrease) in cash              96,796                 1,533                  98,329

Cash at beginning of period                   1,533                     0                       0
                                    ------------------   ----------------------- -------------------
Cash at end of period                 $      98,329        $        1,533        $         98,329
                                    ------------------   ----------------------- -------------------

        See accompanying notes to the consolidated financial statements.
                                      F-6

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                         (a Development Stage Company)

                   Notes to Consolidated Financial Statements

(1)      BACKGROUND

The Company, ("Platinum and Gold, Inc.") was organized in the state of Nevada on February 19, 1997, under the name Integra Ventures, Inc. The Company changed its name to Platinum and Gold, Inc. on November 5, 1998 and on November 11, 1998 completed a merger with its wholly-owned subsidiary, Platinum and Gold Recording and Publishing Company. The subsidiary, a Florida corporation incorporated on June18, 1997, was formed to develop and commercialize unique compact disc single and cassettes.

The Company, through its wholly-owned subsidiary, is in the entertainment industry involved in the music and film business. The principal activity of the Company is the acquisition, development, production, marketing, manufacturing and distribution of recorded music by new recording artists, principally from other countries.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that the development of these artists and their music will be successful and that the Company will achieve a profitable level of operations.

(2)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a) Principles of consolidation

         The consolidated financial statements include all of the accounts of Platinum and Gold, Inc. and its wholly-owned subsidiary, Platinum and Gold Recording and Publishing Company. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

         (b) Use of estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (c) Cash and cash equivalents

         Holdings of highly liquid investments with original maturities of three months or less and investments in money market funds are considered to be cash equivalents by the Company.





                                                                     (Continued)

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                         (a Development Stage Company)

                   Notes to Financial Statements (Continued)


(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
         (d) Property and equipment

         Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight-line methods over the depreciable lives of the related assets, which is five years for office equipment.

         (e) Net loss per share

         In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

         (f) Income taxes

         The Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No.109 " Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

         (g)  Organization costs

         Organization costs are amortized over sixty months using true straight line method.

(3)      GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/ or equity capital. The Company has yet to generate an internal cash flow, and until the sales of their products begin, the Company is totally dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that the development of these artists and their music will be successful and that the Company will achieve a profitable level of operations.




                                                                     (Continued)
                                      F-8

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                         (a Development Stage Company)

                   Notes to Financial Statements (Continued)


(4)      ACQUISITIONS

On November 11, 1998, the Company acquired Platinum and Gold Recording and Publishing Company in a business combination accounted for as a pooling of interests. Platinum and Gold Recording and Publishing Company, which engages in the development and commercialization of unique compact disc single and cassettes became a wholly owned subsidiary of the Company through the exchange of 10,000,000 shares of the Company's common stock for all of the issued and outstanding stock of Platinum and Gold Recording and Publishing Company.

Results of operations of the separate companies have not been presented as the Company did not have any operations since inception other than its organization.

(5)      OTHER ASSETS

Other assets consist of the following:
                                                        December 31,
                                                  1999               1998
                                            ----------------  -----------------
         Deferred production costs          $        19,546   $          18,683
         Organization costs                          12,800              16,000
         Security deposits                                                  200
                                            ----------------  -----------------
                  Totals                    $         32,346  $          34,883
                                            ----------------  -----------------

(6)      STOCKHOLDER LOANS

Since the  inception of the Company,  the principal  stockholder  has loaned the
Company  the  necessary   funds  to  operate  the  business.   These  loans  are
non-interest bearing and unsecured.

(7)      NOTE PAYABLE

A convertible note, issued on December 14, 1999, in the amount of $200,000 for the benefit of Professional Acquisitions Management and Marketing Corp. This note, if not paid in one year, will be converted into Rule 144 Restricted Common Stock of the Company. Interest on the unpaid principal balance of this Note at the rate of nine percent (9%) per annum shall accrue from the date thereof and shall be payable to the payee in share of Common Stock of the Company at the maturity Date.



                                                                     (continued)
                                      F-9

PLATINUM AND GOLD, INC. AND SUBSIDIARY
( a Development Stage Company)

Notes to Financial Statements (Continued)

(8)      STOCKHOLDERS' EQUITY

The Company sold 1,600,000 shares of its common stock in a Regulation D exempt offering in February 1997 at a subscription price of $.01 per share. A total of $ 16,000 was received from the sale of stock and was used to pay all of the costs associated with the offering and the organization of the Company. On November 11, 1998, the Company completed a merger with Platinum and Gold Recording and Publishing Company. (See Note 4)

The Company also has 1,000,000 shares of $ .001 par value preferred stock, none of which has been issued as of December 31, 1999.



(9) One of the founding and primary shareholders of the company, Carol Neal, passed away on December 29, 1999.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

     (a) Set forth below are the names, ages, positions, with the Company and business experiences of the executive officers and directors of the Company.

Name                          Age       Position(s) with Company
----------------              --        ----------------------------------
Louise Cavell                 56        President, Treasurer and Chairman

Valerie Peters                61        Vice-President, Secretary and Director

Glenda Grainger-Miller        55        Director

Randy Bernsen                 46        Director

Margaret Ann Ronayne          49        Director

     All directors hold office until the next annual meeting of the Company's shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. The officers and directors will devote such time and effort to the business and affairs of the Company as may be necessary to perform their responsibilities as executive officers and/or directors of the Company.

Family Relationships

     There are no family relationships between or among the executive officers and directors of the Company.

Business Experience

     Louise Cavell, age 56, currently serves as a President, Treasurer and Chairman. She has served in these capacities since the death of Carol Neal in December 1999. She obtained a Real Estate Broker's License in 1977, which is still active. Ms. Cavell graduated from Newfield High School in 1962. Since 1981, Ms. Cavell has co-owned and co-managed Sunglass Haven with Ms. Peters. Also between the years of 1992 and 1995, she owned a cocktail lounge located in Davie, Florida.

     Valerie Peters, age 61, currently serves as Vice-President, Secretary and a Director. She has served as Vice-President and as a Director since the Share Exchange in November 1998 and as Secretary since the death of Ms. Neal in December 1999. Since 1981, Ms. Peters has co- owned and co-managed Sunglass Haven, a high-end wholesale/retail outfitter for annual local and national trade shows. Sunglass Haven provides specialty eyewear for the marine/water sport industry. Ms. Peters graduated from Wm. Culen Bryant High School in 1956.

     Glenda Grainger-Miller, age 55, currently serves as a Director. She has served in this capacity since the Share Exchange in November 1998. Ms.
Grainger-Miller worked for Miller- Reich Productions, Inc. as a Production Associate and Executive Administrator in North Miami Beach, Florida from 1972 to 1994. Between January and May 1995, she produced Cruise Ship Revue Shows for Holland America Cruise Lines in Miami Florida for Glen-Scott Productions, Inc. She currently works for FJM Productions, Inc. in Coral Springs, Florida, where she is an Associate Producer, Executive Administrator and Executive Assistant to the President. Ms. Grainger-Miller graduated from Great Britain High School in 1962. She is fluent (written and conversational) in French and Spanish and also speaks conversational Italian.

     Randy Bernsen, age 46, currently serves as a Director. He has served the Company in this capacity since the Share Exchange in November 1998. Mr. Bernsen currently owns a digital recording studio, where he has produced his own work as well as the work of other artists. Mr. Bernsen travels annually to Southeast Asia and Europe to perform in concert with other jazz musicians. He also teaches music and performs locally. Mr. Bernsen graduated from Plantation High School in 1972.

     Margaret Ann Ronayne, age 49, currently serves as a Director. She has served the Company in this capacity since December 1999. Ms. Ronayne has worked as National Top 40's Promotional Director of Arista Records since 1993. There she is responsible for radio exposure for Whitney Houston, Aretha Franklin, Kenny G., Barry Manilow, Tony Braxton, Puff Daddy and others. Ms. Ronayne graduated from St. Thomas Aquinas High School in 1969.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     No Director, Officer, Beneficial Owner of more than ten percent (10%) of any class of equity securities of the Company failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

Name            Year  Annual  Annual  Annual  LT Comp   LT      LTIP       All
and Post              Comp    Comp    Comp    Rest      Comp    Payouts    Other
                      Salary  Bonus   Other   Stock     Options            (1)
                      (1)     ($)
-------------------------------------------------------------------------------
Louise          1998   $0                     (2)
Cavell,
President,      1999   $0
Treasurer
and
Chairman
-------------------------------------------------------------------------------
Valerie         1998   $0                     (2)
Peters, Vice-
President,      1999   $0
Secretary
and Director
-------------------------------------------------------------------------------
Glenda          1998   $0
Grainger-
Miller,         1999   $0                     (3)
Director
-------------------------------------------------------------------------------
Randy           1998   $0
Bernsen,
Director        1999   $0                     (4)
-------------------------------------------------------------------------------
Margaret        1998   $0
Ann
Ronayne,        1999   $0                     (5)
Director
---------------

(1) All other compensation includes certain health and life insurance benefits paid by the Company on behalf of its employees.

(2) In November 1998, the Company entered into a share exchange agreement with PGRP, and its shareholders which had been formed in June 1997. The exchange was made whereby the Company issued 10,000,000 shares of its restricted common stock to the shareholders of PGRP for all of the issued and outstanding stock of PGRP. As part of the exchange, Ms. Neal, Ms. Peters and Ms. Cavell received 6,000,000, 2,000,000 and 2,000,000 shares of the Company's restricted common stock respectively. This offering was conducted pursuant to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code. See Part III, Item 11. "Security Ownership of Certain
     Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In November 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Glenda Grainger to be a Director of PGRP. As compensation, Glenda Grainger was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See
     Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(4) In October 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Randy Bernsen to be a Director of PGRP. The term was until the next annual meeting of the shareholders and directors. As compensation, Randy Bernsen was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See
     Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(5) In January 1999, the Company issued 10,000 shares of its restricted common stock to Margaret Ann Ronayne in connection with her agreement to serve on the Company's Board and a Representation Agreement entered into in December 1998. The shares were issued pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part I, Item 7. "Certain Relationships and Related Transactions"; and Part II, Item 4. "Recent Sales of Unregistered Securities."

(6) In September 1999, the Company executed a Promissory Note in favor of Carol Neal, the Company's past Chairman, President and Treasurer in the amount of $24,600. The Note was in exchange for monies lent by Ms. Neal to the Company for working capital. The Note has since been repaid by the Company. See Part III, Item 11. "Security Ownership of Certain Beneficial Owners and Management"; and Part III, Item 12. "Certain Relationships and Related Transactions".

Compensation of Directors

     The Company has no standard arrangements for compensating the directors of the Company for their attendance at meetings of the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information as of March 30, 2000, regarding the ownership of the Company's Common Stock by each shareholder known by the Company to be the beneficial owner of more than five percent (5%) of its outstanding shares of Common Stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the share of Common Stock beneficially owned.

Name and Address of         Title of      Amount and Nature of       Percent of
Beneficial Owner            Class         Beneficial Owner           Class
-------------------------------------------------------------------------------
Carol Neal(2)(3)            Common        6,000,000                   48.3%

Valerie Peters(2)           Common        2,000,000                   16.1%

Louise Cavell(2)            Common        2,000,000                   16.1%

Glenda Grainger-Miller(4)   Common           10,000                    0.1%

Randy Bernsen(5)            Common           10,000                    0.1%

Margaret Ann Ronayne(6)     Common           10,000                    0.1%

All Executive Officers and  Common       10,030,000                   80.7%
Directors as a Group
(six (6) persons)
-------------------

(3) The address for each of the above is c/o Platinum and Gold, Inc., 12724 N.W. 11th Court, Sunrise, FL 33323.

(4) In November 1998, the Company entered into a share exchange agreement with PGRP, and its shareholders which had been formed in June 1997. The exchange was made whereby the Company issued 10,000,000 shares of its restricted common stock to the shareholders of PGRP for all of the issued and outstanding stock of PGRP. As part of the exchange, Ms. Neal, Ms. Peters and Ms. Cavell received 6,000,000, 2,000,000 and 2,000,000 shares of the Company's restricted common stock respectively. This offering was conducted pursuant to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code. See Part III, Item 12. "Certain Relationships and Related Transactions".

(3) In September 1999, the Company executed a Promissory Note in favor of Carol Neal, the Company's past Chairman, President and Treasurer in the amount of $24,600. The Note was in exchange for monies lent by Ms. Neal to the Company for working capital. The Note has since been repaid by the Company. See Part III, Item 12. "Certain Relationships and Related Transactions".

(4) In November 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Glenda Grainger to be a Director of PGRP. As compensation, Glenda Grainger was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(5) In October 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Randy Bernsen to be a Director of PGRP. The term was until the next annual meeting of the shareholders and directors. As compensation, Randy Bernsen was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See
     Part III, Item 12. "Certain Relationships and Related Transactions".

(6) In January 1999, the Company issued 10,000 shares of its restricted common stock to Margaret Ann Ronayne in connection with her agreement to serve on the Company's Board and a Representation Agreement entered into in December 1998. The shares were issued pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code. See Part III, Item 12. "Certain Relationships and Related Transactions".

     There are no arrangements which may result in the change of control of the Company, although pending disposition of the estate of Ms. Neal, 6,000,000 shares of the Company's Common Stock will be transferred into the name of a beneficiary, which shares have been held by Ms. Neal for a period of more than one (1) year and which holding period may "tack" to the beneficiary under Rule 144.

Item 12. Certain Relationships and Related Transactions

     In February 1997, prior to its acquisition of PGRP, the Company sold 1,720,000 shares of its unrestricted common stock to 70 individuals for $17,200. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504,
Section  517.061(11) of the Florida code, Section 90.530(11) of the Nevada code,
Section 48-2-103(b)(4) of the Tennessee code and Section 5[581-5]I(c) of the Texas code. No state exemption was necessary for the sales made to Canadian or French investors.

     In July 1997, prior to its acquisition of PGRP, the Company conducted a 1 for 4 reverse split of its common stock. This transaction was effected by the Company's Board of Directors in accordance with the Company's Articles of Incorporation and Bylaws and also in accordance with Nevada law.

     In July 1997, prior to its acquisition of PGRP, the Company entered into a share exchange agreement with FAD and its shareholders which had been formed in February 1997. The exchange was made whereby the Company issued 2,970,000 shares of its restricted common stock to the shareholders of FAD for all of the issued and outstanding stock of FAD. This offering was conducted pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida Code.

     In August 1998, prior to its acquisition of PGRP, the Company entered into a Recission and Cancellation Agreement with FAD and its shareholders, thereby returning the parties to their original positions prior to the share exchange conducted in July 1997 ab initio. Thus, FAD exchanged 2,970,000 shares of common stock of the Company for 100% of the issued and outstanding stock of FAD and FAD was no longer a wholly-owned subsidiary of the Company.

     In October 1998, prior to its acquisition of PGRP, the Company conducted a 4 for 1 forward split of its common stock. This transaction was effected by the Company's Board of Directors in accordance with the Company's Articles of Incorporation and Bylaws and also in accordance with Nevada law.

     In October 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Randy Bernsen to be a Director of PGRP. The term was until the next annual meeting of the shareholders and directors. As compensation, Randy Bernsen was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code.

     In November 1998, prior to its acquisition by the Company, PGRP entered into an agreement with Glenda Grainger to be a Director of PGRP. As compensation, Glenda Grainger was promised 10,000 shares of the restricted common stock of the Company upon the share exchange to be conducted in November 1998. The shares were issued in January 1999 pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code.

     In November 1998, the Company entered into a share exchange agreement with PGRP, and its shareholders which had been formed in June 1997. The exchange was made whereby the Company issued 10,000,000 shares of its restricted common stock to the shareholders of PGRP for all of the issued and outstanding stock of PGRP. As part of the exchange, Ms. Neal the Company's past President and Chairman, Ms. Peters the Company's current Vice-President, Secretary and Director and Ms. Cavell, the Company's current President, Treasurer and Chairman received 6,000,000, 2,000,000 and 2,000,000 shares of the Company's restricted common stock respectively. Ms. Neal passed away in December 1999. Her shares are still titled in her name pending disposition of her estate. This offering was conducted pursuant to Section 4(2) of the Act and Rule 506 and Section 517.061(11) of the Florida Code.

     In January 1999, the Company issued 10,000 shares of its restricted common stock to Margaret Ann Ronayne in connection with her agreement to serve on the Company's Board of Directors and a Representation Agreement entered into in December 1998. The shares were issued pursuant to Section 4(2) of the Act, Rule 506 and Section 517.061(11) of the Florida code.

     In January 1999, the Company conducted an offering of its unrestricted common stock pursuant to section 3(b) of the Act and Rule 504. No shares were sold thereunder.

     In April 1999, the Company sold 1,000 shares of its unrestricted common stock to one (1) investor for $850. For such offering, the Company relied upon
Section 3(b) of the Act, Rule 504 and Section 90.530(11) of the Nevada code.

     In July 1999, the Company initiated an offering of its Convertible Notes. The Notes have a term of one (1) year, bear interest at a rate of nine percent (9%) and are automatically convertible to shares of the Company's Common Stock in one (1) year (if they are not converted earlier) at a price of $1.00 per share plus interest, which interest is also payable in shares of the Company's Common Stock. To date, one (1) note has been sold in the principal amount of $200,000 in December 1999. The offering is ongoing. For such offering, the Company relied upon Section 3(b) of the Act, Rule 504 and Section 517.061(11) of the Florida Code.

     In September 1999, the Company executed a Promissory Note in favor of Carol Neal, the Company's Chairman, President and Treasurer in the amount of $24,600. The Note was in exchange for monies lent by Ms. Neal to the Company for working capital. The Note has since been repaid by the Company.

     In November 1999, the Company entered into a consulting contract with Joyce Research Group, Inc. to provide financial public relations services to the Company. As payment for these services, the Company committed to pay $225,000 or to issue shares of its "free-trading" Common Stock within a six (6) month period. An initial payment of $50,000 was made in December 1999.

     In November and December 1999, the Company entered into consulting contracts with three (3) individuals to provide financial, public and investor relations services to the Company. As payment for such services, the Company issued 800,000 shares of its Common Stock and paid $20,000 For such offering, the Company relied upon Section 3(b) of the Act, Rule 701, NSMIA, Section 517.061(11) of the Florida Code and Section 10-5-9(13) of the Georgia Code.

Item 13. Exhibits and Reports on Form 8-K.

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.             Exhibit Name
------------          ---------------------

3.(i).1  [1]   Articles  of  Incorporation  of  Integra  Ventures,   Inc.  filed
               February 19, 1997.

3.(i).2  [1]   Certificate  of Amendment of Articles of  Incorporation  changing name to First Aid Direct, Inc. filed July 25, 1997.

3.(i).3  [1]   Certificate  of Amendment of Articles of  Incorporation  changing name to Platinum and Gold, Inc.

3.(ii).1 [1]   Bylaws of Integra Ventures, Inc.

4.1      [1]   Form of Private Placement  Offering of 1,600,000 common shares at
               $0.01 per share.

4.2      [1]   Form of Private  Placement  Offering of 984,000  common shares at
               $1.00 per share.

4.3      [1]   Form of Private  Placement  Offering of 9%  convertible  notes at
               $10,000 per Unit.

4.4      [1]   Form of Convertible Note pursuant to 9% convertible note offering

4.5      *     9%  Convertible  Note  in  favor  of  Professional   Acquisitions
               Management & Marketing Corp. dated December 14, 1999.

10.1     [1]   Share Exchange Agreement between Integra Ventures, Inc. and First
               Aid Direct, Inc. dated July 23, 1997.

10.2     [1]   Recission and  Cancellation  Agreement  between First Aid Select,
               Inc. d/b/a First Aid  Direct  and  Integra  Ventures,  Inc. dated
               August 28, 1998.

10.3     [1]   Share  Exchange  Agreement  between  Platinum  and Gold, Inc. and shareholders of Platinum and Gold Recording & Publishing Company dated November 11, 1998.

10.4     [1]   Agreement with Randy Bernsen dated October 28, 1998.

10.5     [1]   Agreement with Glenda Grainger-Miller dated November 1, 1998.

10.6     [1]   Agreement with B&D Productions dated September 3, 1999.

10.7     [1]   Letter of Intent with Steve Jordan dated July 1, 1998.

10.8     [1]   Agreement with Barbara Chadwick dated September 3, 1999.

10.9     [1]   Agreement with Beverly Fortin dated September 3, 1999.

10.10    [1]   Promissory Note with Carol Neal dated September 7, 1999.

10.11    [1]   Agreement with Margaret Ann Ronayne dated December 2, 1998.

10.12    *     Financial  Public  Relations  Consulting  Agreement   with  Joyce
               Research Group, Inc. dated November 1, 1999.

10.13    *     Consulting Agreement with Elyse R. Doss dated November 5, 1999.

10.14    *     Consulting Agreement with Mark F. Jordan dated December 7, 1999.

10.15    *     Consulting Agreement with David C. Osborne dated December 7, 1999

27.1     *     Financial Data Schedule.
----------------

(*  Filed herewith)

[1]  Previously filed with the Company's Form 10SB filed October 14, 1999

(b) No Reports on Form 8-K were filed during the last fiscal year ended December 31, 1999, covered by this Annual Report on Form 10-KSB.

* Filed herein

                                    SIGNATURE

         In accordance with Section 13 and 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Platinum and Gold, Inc.
                                  (Registrant)

Date: March 30, 2000      By:/s/ Louise Cavell
                          ------------------------------------
                          Louise Cavell, President, Treasurer and Chairman

                          By:/s/ Valerie Peters
                          ------------------------------------
                          Valerie Peters, Vice-President, Secretary and Director

                          By:/s/ Glenda Grainger-Miller
                          ------------------------------------
                          Glenda Grainger-Miller, Director

                          By:/s/ Randy Bernsen
                          ------------------------------------
                          Randy Bernsen, Director

                          By:/s/ Margaret Ann Ronayne
                          ------------------------------------
                          Margaret Ann Ronayne, Director

         Pursuant to the requirements of the Exchange Act, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature                    Title                      Date

/s/Louise Cavell             President, Treasurer       March 30, 2000
-------------------------    and Chairman
 Louise Cavell

/s/Valerie Peters            Vice-President Secretary   March 30, 2000
-------------------------    and Director
Valerie Peters

/s/Glenda Grainger-Miller    Director                   March 30, 2000
-------------------------
Glenda Grainger-Miller

/s/Randy Bernsen             Director                   March 30, 2000
-------------------------
 Randy Bernsen

/s/Margaret Ann Ronayne      Director                   March 30, 2000
-------------------------
Margaret Ann Ronayne