Form 10QSB
period 2000-03-31
PLATINUM & GOLD INC
filed 2000-05-22
CIK 1081084

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended March 31, 2000

Commission file no.  000-27641

                             Platinum and Gold, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

Nevada                                                      65-0729332
-------------------------------                    -----------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                              Identification No.)

12724 N.W. 11th Court, Sunrise, FL                             33323
-------------------------------------                       ----------
(Address of principal executive offices)                    (Zip Code)

Issuer's telephone number (800) 525-8495

Securities registered under Section 12(b) of the Exchange Act:

                                                   Name of each exchange on
      Title of each class                                which registered

      None                                               None
-----------------------------                    -------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                       -----------------------------------
                                (Title of class)

Copies of Communications Sent to:

                                   Mintmire & Associates
                                   265 Sunrise Avenue, Suite 204
                                   Palm Beach, FL 33480
                                   Tel: (561) 832-5696: Fax: (561) 659-5371

           Indicate by Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                     Yes        X         No
                               --                ---

           As of March 31, 2000, there are 12,431,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.              Financial Statements



INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Changes in Stockholders' Deficiency..............F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6

MICHAEL A. KRAVATZ C.P.A.

                                                        4747 HOLLYWOOD BOULEVARD
                                                                       SUITE 104
                                                            HOLLYWOOD, FL. 33021
--------------------------------------------------------------------------------
Phone 954-987-6934
Fax 954-987-6934




To the Board of Directors
Platinum and Gold, Inc.
Fort Lauderdale, Florida


I have compiled the accompanying consolidated balance sheet of Platinum and Gold, Inc. and Subsidiary (a Development Stage Company) as of March 31, 2000, and March 31, 1999, and the related consolidated statements of income, cash flows, and stockholders deficit for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants.

A compilation is limited to presenting in the form of financial statements information that is the representation of management's. I have not audited or reviewed the accompanying financial statements, and, accordingly , do not express an opinion or any other form of assurance on them.

The Company is in the development stage as of March 31, 2000 and to date had no significant operations. Recovery of the Company's assets is dependent on future events, the outcome of which is indeterminable. In addition, successful completion of the Company's development program and its transition, ultimately, to attaining profitable operations is dependent upon obtaining adequate financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure.



/s/ Micheal Kravatz, CPA

Hollywood, Florida
May 10, 2000

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                      Consolidated Balance Sheets-Unaudited
 ASSETS
                                                               3/31/00             3/31/99
                                                            ----------          -----------
Current assets:
           Cash                                                $61,790                $546
           Prepaid Expense                                         871
                                                          ------------          ----------

                     Total current assets                       62,661                 546
                                                          ------------          ----------

Equipment - net                                                  3,971               1,959
Other assets                                                    31,546              34,883
                                                          ------------          ----------

                      Total Assets                             $98,178             $37,388
                                                          ------------          ----------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
           Accounts payable                                   $130,003             $25,649
           Notes payable                                       200,000
                                                          ------------
                      Total current liabilities                330,003              25,649
                                                          ------------          ----------

Stockholder loans                                               20,589              16,721
                                                          ------------          ----------

Total liabilities                                              350,592              42,370
                                                          ------------          ----------

Stockholders' (deficit):
 Common stock, $.001 par value; authorized 20,000,000
     shares, 12,431,000 shares issued and outstanding           12,431              12,355

Additional paid-in capital                                       5,178               4,400
Deficit accumulated during the development stage              -270,023             -21,737
                                                          ------------          ----------

                       Total stockholders' (deficit)          -252,414              -4,982
Total liabilities and equity                                   $98,178             $37,388
                                                          ------------          ----------






                      Read Accountant's Compilation Report

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                Consolidated Statements of Operations-(Unaudited)


                                              Three Months   Three Months       From Inception          From Inception
                                                   Ended         Ended          (February 19, 1997)     (February 19, 1997)
                                                  3/31/00       3/31/99         to 12/31/99             to 3/31/00
                                           ---------------   -------------      -------------------     -------------------

Advertising                                        5,156             70                370                       5,526
Amortization Expense                                 800            800              3,200                       4,000
Automobile Expense                                 2,731              -              1,322                       4,053
Contract Labor                                         0              -              2,508                       2,508
Consulting Expense                                 2,085              -            196,170                     198,255
Depreciation Expense                                 350            350                957                       1,307
Insurance Expense                                    473              -                                            473
Interest Expense                                       0              -                437                         437
Office Expense and Misc.                           2,567              -              7,367                       9,934
Professional Fees                                  3,916          2,158             15,995                      19,911
Recording Artists                                  2,475              -                                          2,475
Salaries                                          12,889              -                                         12,889
Stockholder Expenses                                 624             15              1,950                       2,574
Taxes and Licenses                                   847              -                505                       1,352
Travel and Entertainment                             151              -              4,178                       4,329

                                                  35,064          3,393            234,959                     270,023
                                           -------------    -----------         --------------           ---------------

                  Net Loss                     ($35,064)       ($3,393)          ($234,959)                  ($270,023)
                                           -------------    -----------         --------------           ---------------


Net loss per common share:
        Basic
       Net Loss per share                       -0.0028         0.0000            -0.0186                     -0.0214

Diluted
       Net Loss per share                       -0.0027          0.000            -0.0183                     -0.0210


                      Read Accountant's Compilation Report

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

       Consolidated Statement of Stockholders' Equity (Deficit)(Unaudited)

                            For the Periods Indicated

                                                                                       Deficit
                                                                                     accumulated
                                           Common Stock              Additional       during the
                                 -------------------------------
                                           Number                     Paid-In        development     Subscriptions
                                        of Shares         Amount      capital           stage        receivable       Total
                                        ---------         ------      -------           -----        ----------       -----

Balance, February 17, 1997                      -     $        -       $        -     $        -       $        -     $        -
     (date of inception)

Issuance of common stock               11,600,000         12,355            4,400              -           -2,800         13,955

Net Loss                                                                                    -106                -           -106
                                 ----------------   ------------     ------------    -----------     ------------    -----------


Balance, December 31, 1997             11,600,000         12,355            4,400           -106           -2,800         13,849

Collection of subscription
     receivable                                 -              -                -              -            2,800          2,800


Net Loss                                        -              -                -        -17,944                -        -17,944
                                 ----------------   ------------     ------------    -----------     ------------    -----------

Balance, December 31, 1998             11,600,000        $12,355           $4,400      ($18,050)                -       ($1,295)
                                 ----------------   ------------     ------------    -----------     ------------    -----------

Issuance of Common Stock                  831,000            $76             $778                                           $854
                                 ----------------   ------------     ------------    -----------     ------------    -----------

Net Loss                                                                                -216,909                        -216,909

                                 ----------------   ------------     ------------    -----------     ------------    -----------

Balance, December 31, 1999             12,431,000        $12,431           $5,178       -234,959                        -217,350
                                 ----------------   ------------     ------------    -----------     ------------    -----------


Net Loss                                                                                 -35,064

                                 ----------------   ------------     ------------    -----------     ------------    -----------

Balance,  March 31, 2000               12,431,000        $12,431           $5,178       -270,023                        -270,023




                      Read Accountant's Compilation Report

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                Consolidated Statements of Cash Flows-(Unaudited)

                                                                              From Inception             From Inception
                                                      Three Months Ended      (February 19, 1997) to     (February 19, 1997) to
                                                      3/31/00                 12/31/99                   3/31/00

Net Loss                                                          ($35,064)                 ($234,959)                 ($270,023)
                                                      ---------------------   ------------------------   ------------------------
Adjustments to reconcile net loss to net cash
used for operating activities:
     Amortization expense                                               800                      3,200                      4,000
     Depreciation expense                                               350                        957                      1,307
     Increase in other assets                                                                  -35,546                    -35,546
     Decrease in accounts payable                                    -1,754                    131,756                    130,002
     Increase in prepaid expense                                       -871                                                  -871
                                                      ---------------------   ------------------------   ------------------------

     Total Adjustments                                               -1,475                    100,367                     98,892
                                                      ---------------------   ------------------------   ------------------------

     Net cash used for operating
         activities                                                 -36,539                   -134,592                   -171,131
                                                      ---------------------   ------------------------   ------------------------

Cash flows for investing activities:
     Acquisition of equipment                                             0                     -5,278                     -5,278
                                                      ---------------------   ------------------------   ------------------------


       Net cash used for investing   activities                           0                     -5,278                     -5,278
                                                      ---------------------   ------------------------   ------------------------

Cash flows from financing activities:
     Proceeds from stockholder loans, net                                 0                     20,589                     20,589

     Proceeds from Notes Payable                                          0                    200,000                    200,000

       Proceeds from issuance of  common stock                            0                     17,610                     17,610
                                                      ---------------------   ------------------------   ------------------------

Net cash provided by financing activities                                 0                    238,199                    238,199
                                                      ---------------------   ------------------------   ------------------------

Net increase (decrease) in cash                                     -36,539                     98,329                     61,790

Cash at beginning of period                                          98,329                          0                          0
                                                      ---------------------   ------------------------   ------------------------

Cash at end of period                                                61,790                     98,329                    $61,790
                                                      ---------------------   ------------------------   ------------------------



                      Read Accountant's Compilation Report

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

             Notes to Consolidated Financial Statements (Unaudited)

1.   BACKGROUND

The Company, ("Platinum and Gold, Inc.") was organized in the state of Nevada on February 19, 1997, under the name Integra Ventures, Inc. The Company changed its name to Platinum and Gold, Inc. on November 5, 19998 and on November 11, 1998 completed a merger with its wholly-owned subsidiary, Platinum and Gold Recording and Publishing Company. The subsidiary, a Florida corporation incorporated on June 18, 1997, was formed to develop and commercialize unique compact single and cassettes.

The Company, through its wholly-owned subsidiary, is in the entertainment industry involved in the music and film business. The principal activity of the Company is the acquisition, development, production marketing, manufacturing and distribution of recorded music by new recording artists, principally from other countries.

The Company is currently in a development stage and is in the process of raising additional capital. There is no assurance that the development of these artists and their music will be successful and that the Company will achieve a profitable level of operations.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a) Principles of consolidation

           The consolidated financial statements include all of the accounts of Platinum and Gold, Inc. and its wholly-owned subsidiary, Platinum and Gold Recording and Publishing Company. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

           (b) Use of estimates

           The preparation of financial statements in conformity with generally accepts accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

           (c) Cash and cash equivalents

           Holdings of highly liquid investments with original maturities of three months or less and investments in money market funds are considered to be cash equivalents by the Company.

           (d) Property and equipment

           property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using straight- line methods over the depreciable lives of the related assets, which is five years for office equipment.

           (e) Net loss per share

           In 1998, the Company adopted SFAS No. 128, ("Earnings Per Share"), which requires the reporting of both basic and diluted earnings per share. Basic net loss per share is determined by dividing loss available to common shareholders by the weighted average potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock, as long as the effect of their inclusion is not anti-dilutive.

           (f) Income Taxes

           The Company adopted the method of accounting for income taxes pursuant to the Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires an asset and liability approach for financial accounting and reporting income taxes. Under SFAS 109, the effect on deferred taxes of a change in tax rates is recognized in income in the year that includes the enactment date.

           (g) Organization costs

           Organization costs are amortized aver sixty months using true straight line method.

3.   GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/or equity capital. The Company has yet to generate in internal cash flow, and until the sales of their products begin, the Company is totally dependent upon the debt and equity funding.

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

4.   ACQUISITIONS

On November 11, 1998, the Company acquired Platinum and Gold Recording and Publishing Company in a business combination accounted for as pooling of interests. Platinum and Gold Recording and Publishing Company, which engages in the development and commercialization of unique compact disc single and cassettes became wholly owned subsidiary of the Company through the exchange of 10,000,000 shares of the Company's common stock for all issued and outstanding stock of Platinum and Gold Recording and Publishing Company.

Results of operations of the separate  companies  have not been presented as the
Company  did  not  have  any  operations   since   inception   other  than  its.
organization.

5.   OTHER ASSETS

Other assets consist of the following:

                                               March 31,
                                           2000        1999
                                          --------    --------
           Deferred production costs      $19,546     $18,683
           Organization costs              12,000      16,000
           Security Deposits                              200
                                          -------     --------
                     Totals               $31,546     $34,883



6.   STOCKHOLDER LOANS

Since inception of the Company, the principal stockholder has loaned the Company the necessary funds to operate the business. These loans are non-interest bearing and unsecured

7.   NOTE PAYABLE

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

8.         STOCKHOLDER'S EQUITY

The Company sold 1,600,000 shares of its common stock in a Regulation D exempt offering in February 1997 at a subscription price of $.01 per share. A total of $16,000 was received from the sale of stock and was used to pay all of the costs associated with the offering and the organization of the Company. On November 11, 1998, the Company completed a merger with Platinum and Gold Recording and Publishing Company. (See Note 4)

The Company also has 1,000,000 shares of $.001 per value preferred stock, none of which has been issued as of March 31, 2000.

(9) One of the founding and primary shareholders of the Company, Carol Neal, passed away on December 29, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

           In February 2000, Platinum and Gold Recording & Publishing Company, a Florida corporation formed in June 1997 ("PGRP"), the Company's wholly owned subsidiary, entered into an agreement with B&D Productions ("B&D") to promote and sell two full-length albums titled "Stolen Goods" and "A Woman For All Seasons" through direct marketing efforts. The albums were recorded in 1996 and 1998 respectively and are available in both CD and cassette formats. The Company is obligated to pay B&D $1.00 for each album sold. The contract expires May 30, 2001 and replaces a former contract between the Company and Betty Dickson.

           B&D is also seeking to become affiliated with a record label. A record company contract would provide B&D with the means to distribute its albums nationally and internationally, to tour in concert and to possibly record with other jazz greats and legends, with the whom the record label has some affiliation. As a term of the contract, P&G is entitled to receive 20% of the proceeds of any future contract between B&D and such record label.

           In February 2000, the Company contracted with Rugby-America to produce a thirty (30) second and a sixty (60) second television commercial for direct response sales of Betty Dickson's compact disks. Production was completed in mid February.

           In March 2000, the Company contracted for call center services with Robbins Telecommunications, Inc. to handle and process orders which result from direct sales efforts. A minimum monthly fee is incurred by the Company for this service and termination requires thirty (30) days notice by the Company.

           In March 2000, the Company engaged the services of Net Effect, Inc. to design, host and maintain the Company's website. The Company has prepaid for hosting through and including March 2001.

Discussion and Analysis

          The Company, Platinum and Gold, Inc. is a Nevada chartered development stage corporation which conducts business from its headquarters in Sunrise, Florida. The Company was incorporated on February 19,1997, as Integra Ventures, Inc., changed its name to First Aid Direct, Inc. in July, 1997 and to Platinum and Gold, Inc. in November 1998. In November 1998, the Company, acquired 100% of the issued and outstanding shares of the common stock of PGRP, in a reverse merger.

           The Company is principally involved in the entertainment industry including discovering, developing, recording and marketing new talent in the industry. Current activities include preparation of its website, the recording and airing of television commercials, negotiating the terms of contracts for new talent, the retention of a telephone call center to process orders and the recording of albums.

          The Company is in the development stage, it is acquiring the necessary operating assets and it is beginning its proposed business. While the Company is developing tools necessary to enter the entertainment industry, there is no assurance that any benefit will result from such activities. The Company will receive limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

           The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Results of Operations -For the Three Months Ending March 31, 1999 and March 31, 2000

Financial Condition, Capital Resources and Liquidity

           For the 1st quarter ended March 31, 1999 and 2000 the Company recorded no revenues. For the first quarter ended March 31, 1999 and 2000 the Company had salary expenses of $0 and $12,889. This increase of $12,889 was due to an increase in the number of personnel employed by the Company.

           For the 1st quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis advertising expenses of $70 and $5,156, respectively. The increase of $5086 is due primarily to production of the Betty Dickson commercials.

           For the 1st quarter ended March 31, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $3,393 and $35,064 of which $12,889 and $5086 is attributable to an increase in salaries and advertising by the Company.

Net Losses

           For the 1st quarter ended March 31, 1999, 2000, the Company reported a net loss from operations of $3,393 and $35,064 respectively.

           The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

           At March 30, 2000, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

Research and Development Plans

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

Impact of the Year 2000 Issue

           The Company did not experience any material impact to its operations as a result of the Year 2000 calendar change. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance.

Forward-Looking Statements

           This Form 10-QSB includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-QSB which address activities, events or developments which the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), expansion and growth of the Company's business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances. However, whether actual results or developments will conform with the Company's expectations and predictions is subject to a number of risks and uncertainties, general economic market and business conditions; the business opportunities (or lack thereof) that may be presented to and pursued by the Company; changes in laws or regulation; and other factors, most of which are beyond the control of the Company.

           Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART II

Item 1. Legal Proceedings.

           The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against the Company.

Item 2. Changes in Securities and Use of Proceeds

           None.

Item 3. Defaults in Senior Securities

           None

Item 4. Submission of Matters to a Vote of Security Holders.

           No matter was submitted during the quarter ending March 31, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5.              Other Information

           None.

Item 6.              Exhibits and Reports on Form 8-K

     (a)   The exhibits  required to be filed herewith by Item 601 of Regulation
           S-B,  as  described  in  the   following   index  of  exhibits,   are
           incorporated herein by reference, as follows:

Exhibit No.      Description
-----------      -----------------------------------------------------------
3.(i).1    (1)   Articles of Incorporation of Integra Ventures, Inc. filed February 19, 1997.

3.(i).2    (1)   Certificate of Amendment of Articles of Incorporation changing name to First Aid
                 Direct, Inc. filed July 25, 1997.

3.(i).3    (1)   Certificate of Amendment of Articles of Incorporation changing name to Platinum and
                 Gold, Inc.

3.(ii).1   (1)   Bylaws of Integra Ventures, Inc.

4.1        (1)   Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2        (1)   Form of Private Placement Offering of 984,000 common shares at $1.00 per share.

4.3        (1)   Form of Private Placement Offering of 9% convertible notes at $10,000 per Unit.

4.4        (1)   Form of Convertible Note pursuant to 9% convertible note offering.

4.5        (2)   9% Convertible Note in favor of Professional Acquisitions Management & Marketing
                 Corp. dated December 14, 1999.

10.1       (1)   Share Exchange Agreement between Integra Ventures, Inc. and First Aid Direct, Inc.
                 dated July 23, 1997.

10.2       (1)   Recission and Cancellation Agreement between First Aid Select, Inc. d/b/a First Aid
                 Direct and Integra Ventures, Inc. dated August 28, 1998.

10.3       (1)   Share Exchange Agreement between Platinum and Gold, Inc. and shareholders of
                 Platinum and Gold Recording & Publishing Company dated November 11, 1998.

10.4       (1)   Agreement with Randy Bernsen dated October 28, 1998.

10.5       (1)   Agreement with Glenda Grainger-Miller dated November 1, 1998.

10.6       (1)   Agreement with B&D Productions dated September 3, 1999.

10.7       (1)   Letter of Intent with Steve Jordan dated July 1, 1998.

10.8       (1)   Agreement with Barbara Chadwick dated September 3, 1999.

10.9       (1)   Agreement with Beverly Fortin dated September 3, 1999.

10.10      (1)   Promissory Note with Carol Neal dated September 7, 1999.

10.11      (1)   Agreement with Margaret Ann Ronayne dated December 2, 1998.

10.12      (2)   Financial Public Relations Consulting Agreement with Joyce Research Group, Inc.
                 dated November 1, 1999.

10.13      (2)   Consulting Agreement with Elyse R. Doss dated November 5, 1999.

10.14      (2)   Consulting Agreement with Mark F. Jordan dated December 7, 1999.

10.15      (2)   Consulting Agreement with David C. Osborne dated December 7, 1999.

10.16      *     Agreement with B&D Productions executed February 22, 2000

27.1       *     Financial Data Schedule.

--------------------

1. Incorporated herein by reference to the Company's Registration Statement on Form 10-SB.

2. Incorporated herein by reference to the Company's annual report on Form 10KSB for the period ending December 31, 1999.

*    Filed herewith

     (b) No Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

           In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Platinum and Gold, Inc. (Registrant)


Date: May 15, 2000      By:  /s/ Louise Cavell
                                ------------------------------
                                Louise Cavell
                                President, Treasurer and Chairman

                        By:  /s/ Valerie Peters
                                ------------------------------------
                                Valerie Peters
                                Vice-President, Secretary and Director

                        By:  /s/ Glenda Grainger-Miller
                                ------------------------------------
                                Glenda Grainger-Miller
                                Director

                        By:  /s/ Randy Bernsen
                                ------------------------------------
                                Randy Bernsen
                                Director

                        By:  /s/ Margaret Ann Ronayne
                                ------------------------------------
                                Margaret Ann Ronayne
                                Director