Form 10QSB
period 2000-06-30
PLATINUM & GOLD INC
filed 2000-08-21
CIK 1081084

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES  EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2000

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

         As of June 30, 2000, there are 12,431,000 shares of voting stock of the registrant issued and outstanding.

                                                      PART I

Item 1.           Financial Statements



INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statements of Operations-(Unaudited)............................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheets


                                                              ASSETS
                                                                                                  Unaudited
                                                                                6/30/00            12/31/00
                                                                                   2000                1999
Current assets:
           Cash                                                                 $32,174             $98,329

                                                                      -----------------   -----------------
                     Total current                                               32,174              98,329
assets
                                                                      -----------------   -----------------

Equipment - net                                                                   3,621               4,321
Other assets                                                                     30,746              32,346
                                                                      -----------------   -----------------
                      Total Assets                                              $66,541            $134,996
                                                                      -----------------   -----------------


                                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
           Accounts payable                                                    $130,519            $131,757
           Notes payable                                                        200,000             200,000
                                                                      -----------------
                      Total current                                             330,519             331,757
liabilities
                                                                      -----------------   -----------------
Stockholder loans                                                                21,207              20,589
                                                                      -----------------   -----------------
Total liabilities                                                               351,726             352,346
                                                                      -----------------   -----------------

Stockholders' (deficit):
Preferred stock, $.001 par value, authorized 1,000,000

    none issued.
 Common stock, $.001 par value; authorized 20,000,000
     shares, 12,431,000 shares issued and outstanding                            12,431              12,431

Additional paid-in capital                                                        5,178               5,178
Deficit accumulated during the development stage                              (302,794)           (234,959)
                                                                      -----------------   -----------------
                       Total stockholders' (deficit)                          (285,185)           (217,350)
Total liabilities and equity                                                    $66,541            $134,996
                                                                      -----------------   -----------------











     The accompanying notes are an integral part of the financial statements

                        PLATINUM AND GOLD, INC. AND SUBSIDIARY
                             (a Development Stage Company)

                   Consolidated Statements of Operations-(Unaudited)

                                                                      From Inception to
                                     Six  Months    Six Months Ended    (February 19,
                                           Ended                            1997)
                                         6/30/00             6/30/99            6/30/00
                               -----------------   -----------------  -----------------

Advertising                                 6776               1,233              7,146
Amortization Expense                        1600               1,600              4,800
Automobile Expense                          4256                  82              5,578
Contract Labor                                 0                                  2,508
Consulting Expense                          2085                                198,255
Depreciation Expense                         700                 436              1,657
Insurance Expense                            881                                    881
Interest Expense                              22                                    459
Office Expense and Misc.                    6163                 985             12,689
Professional Fees                           4666               3,808             20,661
Recording Artists                           3438                                  3,438
Salaries                                   33889                                 33,889
Stockholder Expenses                         624                  15              2,574
Taxes and Licenses                          1636                                   2983
Travel and Entertainment                    1099                 775              5,276

                                           67835               8,934            302,794
                               -----------------   -----------------  -----------------

                  Net Loss             ($67,835)            ($8,934)         ($302,794)
                               -----------------   -----------------  -----------------


Net loss per common share:
        Basic and Diluted

       Net Loss per share               (0.0055)            (0.0007)           (0.0252)


Weighted Average Shares               12,431,000          12,431,000         12,000,000
Outstanding





     The accompanying notes are an integral part of the financial statements

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                Consolidated Statements of Operations-(Unaudited)


                                      Three Months Ended     Three Months Ended
                                           6/30/00                 6/30/99
                                     --------------------   ---------------------

Advertising                                          1620                     300
Amortization Expense                                  800                     800
Automobile Expense                                   1525                      82
Contract Labor                                          0                       0
Consulting Expense                                      0                       0
Depreciation Expense                                  350                     218
Insurance Expense                                     408                       0
Interest Expense                                       22                       0
Office Expense and Misc.                             2131                     714
Professional Fees                                     750                     150
Recording Artists                                     963                       0
Salaries & Taxes                                    22631                       0
Stockholder Expenses                                  624                       0
Travel and Entertainment                              948                      84


                                                    32772                   2,348
                                     --------------------   ---------------------

                  Net Loss                      ($32,772)                ($2,348)
                                     --------------------   ---------------------

     The accompanying notes are an integral part of the financial statements

                               PLATINUM AND GOLD, INC. AND SUBSIDIARY
                                       (a Development Stage Company)

                             Consolidated Statements of Cash Flows-(Unaudited)

                                                                                       From Inception
                                            Six Months Ended      Six Months Ended   (February 19, 1997) to
                                                     6/30/00               6/30/99            6/30/00

Net Loss                                           ($67,835)              ($8,934)         ($302,794)
                                         -------------------  --------------------   ----------------
Adjustments to reconcile net loss to net
     cash used for operating activities:
     Amortization expense                               1600                 1,600              4,800
     Depreciation expense                                700                   436              1,657
     Increase in other assets                                                  200           (35,546)
     Increase(Decr) in accounts payable              (1,238)                 1,000            130,519
    Decrease in other assets
                                         -------------------  --------------------   ----------------

     Total Adjustments                                  1062                 3,236            101,430
                                         -------------------  --------------------   ----------------

     Net cash used for operating
         activities                                 (66,773)               (5,698)          (201,364)
                                         -------------------  --------------------   ----------------

Cash flows for investing activities:
     Acquisition of equipment                              0                     0            (5,278)
                                         -------------------  --------------------   ----------------

     Net cash used for investing
          activities                                       0                     0            (5,278)
                                         -------------------  --------------------   ----------------

Cash flows from financing activities:
  Proceeds from stockholder loans, net                   618                 3,800             21,206

     Proceeds from Notes Payable                           0                     0            200,000
     Proceeds from issuance of
          common stock                                     0                   855             17,610
                                         -------------------  --------------------   ----------------

     Net cash provided by financing
          activities                                     618                 4,655            238,816
                                         -------------------  --------------------   ----------------

Net increase (decrease) in cash                     (66,155)               (1,043)             32,174

Cash at beginning of period                           98,329                 1,533                  0
                                         -------------------  --------------------   ----------------

Cash at end of period                                 32,174                   490             32,174
                                         -------------------  --------------------   ----------------


     The accompanying notes are an integral part of the financial statements

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

  Notes to Consolidated Financial Statements (Unaudited) For the Six Month and
    Three Month Periods Ended June 30, 2000 and 1999, and For the Period from
                 February 12, 1997 (Inception) to June 30, 2000.

(1) The accompanying unaudited interim financial statements of Platinum and Gold Inc. and Subsidiary (the "Company"), have been prepared in accordance with generally accepted accounting principles and the rules of the Securities and Exchange Commission (the "SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's latest Annual Report filed with the SEC on Form 10-KSB. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year, 1999, as reported in the Form 10-KSB, have been omitted.

(2)      BACKGROUND

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

(3)       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a) Principles of consolidation

The consolidated financial statements include all of the accounts of Platinum and Gold, Inc. and its wholly-owned subsidiary, Platinum and Gold Recording and Publishing Company. All significant intercompany transactions and balances have been eliminated in preparing the consolidated financial statements.

     (b) Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. (Continued) F-6

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                   (Continued)

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

(4)      GOING CONCERN

The Company is currently a development stage company and its continued existence is dependent upon the Company's ability to resolve its liquidity problems, principally by obtaining additional debt financing and/ or equity capital. The Company has yet to generate an internal cash flow, and until the sales of their products begin, the Company is totally dependent upon the debt and equity funding.

As a result of these factors, there exists substantial doubt about the Company's ability to continue as a going concern. However, management of the Company is continually negotiating with various outside entities for additional funding. To date, management has been able to raise the necessary capital to reach this stage of product development and has been able to fund any capital requirements. However, there is no assurance that the development of these artists and their music will be successful and that the Company will achieve a profitable level of operations.
                                                                     (Continued)
                                       F-7

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                                                     (Continued)

(5)      ACQUISITIONS

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

(6)      OTHER ASSETS

Other assets consist of the following:

                                         June 30,     December  31,
                                            2000               1999
                                    ----------------- -------------

 Deferred production costs          $        19,546   $          19,546
 Organization costs                           16,000             16,000
                                    ----------------- ------------------
          Totals                    $       35,546    $          35,546
                                    --------------    -----------------
 Less Accumulated Amortization      $         4,800   $            3,200
                                    ---------------   ------------------
                                    $       30,746    $          32,346

(7)      STOCKHOLDER LOANS

Since the  inception of the Company,  the principal  stockholder  has loaned the
Company  the  necessary   funds  to  operate  the  business.   These  loans  are
non-interest bearing and unsecured.

(8)      NOTE PAYABLE

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









                                                                     (continued)
                                       F-8

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                         ( a Development Stage Company)
                    Notes to Financial Statements (Unaudited)
                                                                     (Continued)

(9)      STOCKHOLDERS' EQUITY

The Company sold 1,600,000 shares of its common stock in a Regulation D exempt offering in February 1997 at a subscription price of $.01 per share. A total of $ 16,000 was received from the sale of stock and was used to pay all of the costs associated with the offering and the organization of the Company. On November 11, 1998, the Company completed a merger with Platinum and Gold Recording and Publishing Company. (See Note 4)

The Company also has 1,000,000 shares of $ .001 par value preferred stock, none of which has been issued as of March 31, 2000.


(10) One of the founding and primary shareholders of the company, Carol Neal, passed away on December 29, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations.

General

         In April 2000, Platinum and Gold Recording & Publishing Company, a Florida corporation incorporated in June 1997 ("PGRP"), the wholly-owned subsidiary of the Company, entered into a licensing agreement with Houston, whereby PGRP will use its best efforts to market and sell Houston's album entitled "Nothing but Piano, Echoes of Broadway" featuring Houston. PGRP is to bear all expenses including advertising, materials such as compact disks and cassettes and recording fees. Houston will receive $1.00 for each album sold through PGRP's efforts. Additionally, PGRP will attempt to negotiate a record label contract for Houston, for which PGRP will be paid a finder's fee in the amount of twenty percent (20%) of the value of the contract. The contract expires on May 30, 2001.

         In April 2000, PGRP and Terry Ritchie entered into a licensing agreement with Mary Jane Cunningham ("Cunningham"), whereby PGRP will use its best efforts to market and sell Cunningham's album entitled "From Country to Classic." PGRP is to bear all expenses including advertising, materials such as compact disks and cassettes and recording fees. Cunningham will receive $1.00 for each album sold through PGRP's efforts. Additionally, PGRP will attempt to negotiate a record label contract for Cunningham, for which PGRP will be paid a finder's fee in the amount of twenty percent (20%) of the value of the contract. The contract is for a period of one (1) year.

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

         The Company is in the development stage. It is acquiring the necessary operating assets and it is beginning its proposed business. While the Company is developing tools necessary to enter the entertainment industry, there is no assurance that any benefit will result from such activities. The Company will receive limited operating revenues and will continue to incur expenses during its development, possibly in excess of revenue.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is currently seeking financing to allow it to begin its planned operations.

Results of Operations
          -For the Three Months Ending June 30, 2000 and June 30, 1999

Financial Condition, Capital Resources and Liquidity

         For the 2nd quarter ended June 30, 1999 and 2000 the Company recorded no revenues. For the second quarter ended June 30, 1999 and 2000 the Company had salary and tax expenses of $0 and $22,631. This increase of $22,631 was due to the fact that the officers of the Company began drawing weekly salaries.

         For the 2nd quarter ended June 30, 1999 and 2000, the Company had on a consolidated unaudited basis advertising expenses of $300 and $1,620, respectively. The increase of $1320 is due primarily to production of commercials.

         For the 2nd quarter ended June 30, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $2,348 and $32,772. The increase is primarily due to an increase in salaries and taxes.

Net Losses

         For the 2nd quarter ended June 30, 1999, 2000, the Company reported a net loss from operations of $2,348 and $32,772 respectively.

         The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to begin its planned operations.

Employees

         At June 30, 2000, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         No matter was submitted during the quarter ending June 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

     (a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.     Description
-------------   ---------------------------------------------------------
3.(i).1  (1)      Articles of Incorporation of Integra Ventures, Inc. filed February 19, 1997.

3.(i).2  (1)       Certificate of Amendment of Articles of Incorporation changing name to First
                  Aid Direct, Inc. filed July 25, 1997.

3.(i).3  (1)      Certificate of Amendment of Articles of Incorporation changing name to Platinum and Gold, Inc.

3.(ii).1 (1)      Bylaws of Integra Ventures, Inc.

4.1      (1)      Form of Private Placement Offering of 1,600,000 common shares at $0.01 per share.

4.2      (1)      Form of Private Placement Offering of 984,000 common shares at $1.00 per share.

4.3      (1)      Form of Private Placement Offering of 9% convertible notes at $10,000 per Unit.

4.4      (1)      Form of Convertible Note pursuant to 9% convertible note offering.

4.5      (2)      9% Convertible Note in favor of Professional Acquisitions Management &
                  Marketing Corp. dated December 14, 1999.

10.1     (1)      Share Exchange Agreement between Integra Ventures, Inc. and First Aid Direct,
                  Inc. dated July 23, 1997.

10.2     (1)      Recision and Cancellation Agreement between First Aid Select, Inc. d/b/a First
                  Aid Direct and Integra Ventures, Inc. dated August 28, 1998.

10.3     (1)      Share Exchange Agreement between Platinum and Gold, Inc. and shareholders of
                  Platinum and Gold Recording & Publishing Company dated November 11, 1998.

10.4     (1)      Agreement with Randy Bernsen dated October 28, 1998.

10.5     (1)      Agreement with Glenda Grainger-Miller dated November 1, 1998.

10.6     (1)      Agreement with B&D Productions dated September 3, 1999.

10.7     (1)      Letter of Intent with Steve Jordan dated July 1, 1998.

10.8     (1)      Agreement with Barbara Chadwick dated September 3, 1999.

10.9     (1)      Agreement with Beverly Fortin dated September 3, 1999.

10.10    (1)      Promissory Note with Carol Neal dated September 7, 1999.

10.11    (1)      Agreement with Margaret Ann Ronayne dated December 2, 1998.


10.12    (2)      Financial Public Relations Consulting Agreement with Joyce Research Group,
                  Inc. dated November 1, 1999.

10.13    (2)      Consulting Agreement with Elyse R. Doss dated November 5, 1999.

10.14    (2)      Consulting Agreement with Mark F. Jordan dated December 7, 1999.

10.15    (2)      Consulting Agreement with David C. Osborne dated December 7, 1999.

10.16    (3)      Agreement with B&D Productions executed February 22, 2000

10.17    (6)      Agreement between PGRP and Houston dated April 11, 2000.

10.18    (6)      Agreement between PGRP, Terry Ritchie and Mary Jane Cunningham dated April
                  19, 2000.

16.1     (4)      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3) [1]

16.2     (4)      Letter dated August 7, 2000 from Margolies, Fink and Wichrowski

16.3     (5)      Letter on change of certifying accountant pursuant to Regulation SK Section
                  304(a)(3) [1]

16.4     (5)      Letter dated August 9, 2000 from Michael Kravatz C.P.A.

27.1     *        Financial Data Schedule.

----------------


1. Incorporated herein by reference to the Company's Registration Statement on Form 10- SB.

2. Incorporated herein by reference to the Company's annual report on Form 10KSB for the period ending December 31, 1999.

3. Incorporated herein by reference to the Company's quarterly report on Form 10QSB for the period ending March 31, 2000.

4. Incorporated herein by reference to the Company's current report on Form 8K filed August 9, 2000.

5. Incorporated herein by reference to the Company's current report on Form 8K filed August 9, 2000.

6. Incorporated herein by reference to the Company's Registration Statement on Form 10- SBA1.

(*  Filed herewith)

     (b) Two (2) Reports on Form 8-K were filed during the quarter ended June 30, 2000. Both were filed August 9, 2000. The first report was filed voluntarily at the insistence of the National Association of Securities Dealers. It reported a change in the Company's independent auditor at a time when the Company was not yet a reporting company with the Commission (November 1, 1999), although it had filed its Registration Statement on Form 10SB on October 14, 1999. The second report on Form 8-K was filed to announce a present change in the Company's independent auditor to Gately & Associates in Orlando, FL.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Platinum and Gold, Inc. (Registrant)


Date: August 21, 2000   By: /s/ Louise Cavell
                                -------------------------
                                Louise Cavell, President, Treasurer and Chairman

                        By: /s/ Valerie Peters
                                -------------------------
                                Valerie Peters, Vice-President, Secretary
                                and Director

                        By: /s/ Glenda Grainger-Miller
                                -------------------------
                                Glenda Grainger-Miller, Director

                        By: /s/ Randy Bernsen
                                -------------------------
                                Randy Bernsen, Director

                        By: /s/ Margaret Ann Ronayne
                                -------------------------
                                Margaret Ann Ronayne, Director