Form 10QSB
period 2000-09-30
PLATINUM & GOLD INC
filed 2000-11-20
CIK 1081084

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2000

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

                  Yes       X       No
                           ----           ----

         As of September 30, 2000, there are 12,431,000 shares of voting stock of the registrant issued and outstanding.

                                     PART I

Item 1.           Financial Statements


Basis of Presentation

The consolidated financial statements have been prepared by Platinum and Gold, Inc. and Subsidiaries, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures are adequate to make the information presented not misleading when read in conjunction with the Company's consolidated financial statements for the year ended December 31, 1999. The financial information presented reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.


INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets............................................F-2

Consolidated Statements of Operations (unaudited)......................F-3

Consolidated Statements of Operations (unaudited)......................F-4

Consolidated Statement of Stockholders' Equity.........................F-5

Consolidated Statements of Cash Flows..................................F-6

Notes to Consolidated Financial Statements.............................F-7

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                           Consolidated Balance Sheets

                      ASSETS
                                                                                    Unaudited
                                                                          September 30,        December 31,
                                                                                   2000                1999
                                                                      =================   =================
Current assets:
           Cash                                                                 $12,546             $98,329
                                                                      -----------------   -----------------

            Total current assets                                                 12,546              98,329
                                                                      -----------------   -----------------

Equipment - net                                                                   3,271               4,321
Other assets                                                                     31,246              32,346
                                                                      -----------------   -----------------

                      Total Assets                                              $47,063            $134,996
                                                                      -----------------   -----------------


            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
           Accounts payable                                                    $134,791            $131,757
           Notes payable                                                        210,000             200,000
                                                                      -----------------   -----------------
                Total current liabilities                                       344,791             331,757
                                                                      -----------------   -----------------

Stockholder loans                                                                21,439              20,589
                                                                      -----------------   -----------------

Total liabilities                                                               366,230             352,346
                                                                      -----------------   -----------------

Stockholders' (deficit):
Preferred stock, $.001 par value, authorized 1,000,000 none issued.
Common stock, $.001 par value; authorized 20,000,000
    shares, 12,431,000 shares issued and outstanding                             12,431              12,431

Additional paid-in capital                                                        5,178               5,178
Deficit accumulated during the development stage                               (336,776)           (234,959)
                                                                      -----------------   -----------------

                       Total stockholders' (deficit)                           (319,167)           (217,350)
Total liabilities and equity                                                    $47,063            $134,996
                                                                      -----------------   -----------------



                  See Accompanying Notes to Financial Statement

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                Consolidated Statements of Operations-(Unaudited)

                                                                                             From Inception to
                                                Nine Months Ended     Nine Months Ended     (February 19, 1997)
                                               September 30, 2000     September 30, 1999    September 30, 2000
                                               -------------------   --------------------  ---------------------

Advertising                                                   6776                  1,233                  7,146
Amortization Expense                                          2400                  2,400                  5,600
Automobile Expense                                            5596                     82                  6,918
Contract Labor                                                   0                                         2,508
Consulting Expense                                            2085                                       198,255
Depreciation Expense                                          1050                    654                  2,007
Insurance Expense                                             2398                                         2,398
Interest Expense                                                75                                           512
Office Expense and Misc.                                      6656                  3,170                 13,182
Professional Fees                                             7211                  3,808                 23,206
Recording Artists                                             3458                                         3,458
Salaries & Payroll Taxes                                     58207                                        58,207
Stockholder Expenses                                           624                     15                  2,574
Taxes and Licenses                                            3510                                          4857
Travel and Entertainment                                      1771                    775                  5,948

                                                           101,817                 12,137                336,776
                                               -------------------   --------------------  ---------------------

                  Net Loss                              ($101,817)              ($12,137)             ($336,776)
                                               -------------------   --------------------  ---------------------


Net loss per common share:
        Basic and Diluted

       Net Loss per share                                 (0.0082)               (0.0009)               (0.0281)


Weighted Average Shares Outstanding                     12,431,000             12,431,000             12,000,000


               See Accompanying Notes to the Financial Statements

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                Consolidated Statements of Operations-(Unaudited)


                                                       Three Months Ended     Three Months Ended
                                                       September 30, 2000     September 30, 1999
                                                     --------------------   --------------------

Advertising                                                             0                      0
Amortization Expense                                                  800                    800
Automobile Expense                                                   1339                      0
Contract Labor                                                          0                      0
Consulting Expense                                                      0                      0
Depreciation Expense                                                  350                    185
Insurance Expense                                                    1517                      0
Interest Expense                                                       54                      0
Licenses                                                             1270                      0
Office Expense and Misc.                                             2649                  2,184
Professional Fees                                                    2545                      0
Recording Artists                                                      20                      0
Salaries & Taxes                                                    22688                      0
Stockholder Expenses                                                    0                      0
Travel and Entertainment                                              673                      0

                                                                    33905                  3,169
                                                     --------------------   --------------------

                  Net Loss                                      ($33,905)               ($3,169)
                                                     --------------------   --------------------


Net loss per common share:
        Basic and Diluted
       Net Loss per share                                         -0.0027                 0.0000


Weighted Average Shares Outstanding                            12,431,000             12,431,000


               See Accompanying Notes to the Financial Statements

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

       Consolidated Statement of Stockholders' Equity (Deficit)(Unaudited)
                            For the Periods Indicated



                                           Common Stock
                                     ------------------------
                                                                                   Deficit
                                                                               accumulated
                                                                 Additional     during the
                                           Number                   Paid-In    development    Subscriptions
                                        of Shares      Amount       capital          stage       receivable        Total
                                     ------------  ----------   -----------   ------------  ---------------   ----------
Balance, February 17, 1997                    -    $        -    $        -     $        -       $        -   $        -
     (date of inception)

Issuance of common stock             11,600,000        11,600         5,155              -           -2,800       13,955

Net Loss                                                                              -106                -         -106
                                     ------------  ----------   -----------   ------------  ---------------   ----------


Balance, December 31, 1997           11,600,000        11,600         5,155           -106           -2,800       13,849

Collection of subscription receivable         -             -             -              -            2,800        2,800

Net Loss                                      -             -            -        -17,944                -      -17,944
                                     ------------  ----------   -----------   ------------  ---------------   ----------

Balance, December 31, 1998           11,600,000       $11,600        $5,155      ($18,050)                -     ($1,295)
                                     ------------  ----------   -----------   ------------  ---------------   ----------

Issuance of Common Stock             831,000             $831           $23                                         $854
                                     ------------  ----------   -----------   ------------  ---------------   ----------

Net Loss                                                                          -216,909                      -216,909

                                     ------------  ----------   -----------   ------------  ---------------   ----------

Balance, December 31, 1999           12,431,000       $12,431        $5,178       -234,959                      -217,350
                                     ------------  ----------   -----------   ------------  ---------------   ----------

Net Loss                                                                           -35,064

                                     ------------  ----------   -----------   ------------  ---------------   ----------

Balance,  March 31, 2000             12,431,000       $12,431        $5,178       -270,023                      -270,023



                 See Notes to Consolidated Financial Statements

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

                Consolidated Statements of Cash Flows-(Unaudited)


                                                                                            From Inception
                                              Nine Months Ended     Nine Months Ended     (February 19, 1997)
                                              Sepember 30, 2000    September 30, 1999    to September 30, 2000
                                           ====================   ===================   =======================
Net Loss                                             ($101,817)             ($12,137)                ($336,776)
                                           --------------------   -------------------   -----------------------
Adjustments to reconcile net loss to net
cash used for operating activities:
     Amortization expense                                  2400                 2,400                     5,600
     Depreciation expense                                  1050                   654                     2,007
     Increase in other assets                            (1300)                   200                  (36,846)
     Increase(Decr) in accounts payable                   3,033                 2,911                   134,791
    Decrease in other assets
                                           --------------------   -------------------   -----------------------

     Total Adjustments                                     5183                 6,165                   105,552
                                           --------------------   -------------------   -----------------------

Net cash used for operating  activities                 (96,634)                 5,972                 (231,224)
                                           --------------------   -------------------   -----------------------

Cash flows for investing activities:
     Acquisition of equipment                                 0                     0                   (5,278)
                                           --------------------   -------------------   -----------------------

     Net cash used for investing activities                   0                     0                   (5,278)
                                           --------------------   -------------------   -----------------------

Cash flows from financing activities:
   Proceeds from stockholder loans, net                     851                 3,800                    21,438
   Proceeds from Notes Payable                            10000                     0                   210,000
   Proceeds from issuance of common stock                     0                   855                    17,610
                                           --------------------   -------------------   -----------------------

     Net cash provided by financing
          activities                                      10851                 4,655                   249,048
                                           --------------------   -------------------   -----------------------

Net increase (decrease) in cash                        (85,783)               (1,317)                    12,546

Cash at beginning of period                              98,329                 1,533                         0
                                           --------------------   -------------------   -----------------------

Cash at end of period                                    12,546                   216                    12,546
                                           --------------------   -------------------   -----------------------




               See Accompanying Notes to the Financial Statements

                     PLATINUM AND GOLD, INC. AND SUBSIDIARY
                          (a Development Stage Company)

             Notes to Consolidated Financial Statements (Unaudited)
  For the Nine Month and Three Month Periods Ended September 30, 2000 and 1999, and For the Period from February 12, 1997 (Inception) to September 30, 2000.

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

(6)  OTHER ASSETS

Other assets consist of the following:


                                    September 30, 2000    December 31, 1999
                                    ------------------    -----------------
Deferred production costs            $        20,846      $          19,546
Organization costs                            16,000                 16,000
                                    ----------------      -----------------
Totals                               $        36,846      $          35,546
                                    ----------------      -----------------
Less Accumulated Amoritzation        $         5,600      $           3,200
                                    ----------------      -----------------
                                     $        31,246      $          32,346


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

A note issued on August 8, 2000 in the amount of $10,000.00 for the benefit of Legal Computer Technologies, Inc. This note is payable on demand. Interest accrues on the unpaid balance of this note at the rate of eight (8%) per annum.


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

Item 2. Management's Discussion and Analysis of Results of Operations.

General

     This fiscal quarter, Platinum and Gold Recording & Publishing Company, a Florida corporation formed in June 1997 ("PGRP"), which is the wholly owned subsidiary of Platinum and Gold, Inc., a Nevada corporation formed in February 1997 (the "Company" or the "Issuer" or "P&G"), worked to formulate a compilation album with Sony Music Entertainment Inc. and Sony Music Special Products entitled Platinum's Picks of the 70's. It is estimated by management that the cost to the Company per compact disk ("CD") shall be approximately $4.00. The CD is expected to be sold via direct marketing efforts and retail for $14.99.

     In August 2000, the Company held a benefit to raise money for the fight against breast cancer. Mary Jane Cunningham, an artist with whom the Company is affiliated, was present. The Company sold CD's and donated a portion of the proceeds to a local charity.

     In August 2000, the Company borrowed $10,000 from Legal Computer Technology, Inc. The loan is payable on demand and bears interest at a rate of eight percent (8%) per annum. The loan is not evidenced by a note. For such offering, the Company relied upon Section 4(2) of the Securities Act of 1933, as amended (the "Act"), Rule 506 of Regulation D promulgated thereunder ("Rule 506") and Section 517.061(11) of the Florida Code.

     The facts relied upon to make the Florida exemption available include the following: (i) sales of the shares of Common Stock were not made to more than 35 persons; (ii) neither the offer nor the sale of any of the shares was accomplished by the publication of any advertisement; (iii) all purchasers either had a preexisting personal or business relationship with one or more of the executive officers of the Company or, by reason of their business or financial experience, could be reasonably assumed to have the capacity to protect their own interests in connection with the transaction; (iv) each purchaser represented that he was purchasing for his own account and not with a view to or for sale in connection with any distribution of the shares; and (v) prior to sale, each purchaser had reasonable access to or was furnished all material books and records of the Company, all material contracts and documents relating to the proposed transaction, and had an opportunity to question the executive officers of the Company. Pursuant to Rule 3E-500.005, in offerings made under Section 517.061(11) of the Florida Statutes, an offering memorandum is not required; however each purchaser (or his representative) must be provided with or given reasonable access to full and fair disclosure of material information. An issuer is deemed to be satisfied if such purchaser or his representative has been given access to all material books and records of the issuer; all material contracts and documents relating to the proposed transaction; and an opportunity to question the appropriate executive officer.

     This fiscal quarter, the Company cut a CD entitled "Surround Me With Love," which features artists Carol Neal and Mary Jane Cunningham. Carol Neal, a prior officer and director of the Company, died in December 1999.

     Betty Dickson, another Company artist, succeeded in getting her albums shelved at local Peaches and Uncle Sam's Music stores. The albums are entitled "Stolen Goods" and "A Woman For All Seasons".

     The Company also focused on obtaining bar codes from the Uniform Code Council. The bar codes are necessary in order to shelve the Company's products at major record stores both in the United States and in Europe.

Discussion and Analysis

     The Company, Platinum and Gold, Inc., is a Nevada chartered development stage corporation which conducts business from its headquarters in Sunrise, Florida. The Company was incorporated on February 19,1997, as Integra Ventures, Inc., changed its name to First Aid Direct, Inc. in July, 1997 and to Platinum and Gold, Inc. in November 1998. In November 1998, the Company, acquired 100% of the issued and outstanding shares of the Common Stock of PGRP, in a reverse merger.

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

Results of Operations -For the Three Months Ending September 30, 2000 and September 30, 1999

Financial Condition, Capital Resources and Liquidity

     For the 3rd quarter ended September 30, 1999 and 2000 the Company recorded no revenues. For the third quarter ended September 30, 1999 and 2000 the Company had salary and taxes expenses of $0 and $22,688. This increase of $22,688 was due to an increase in the number of personnel employed by the Company.

     For the 3rd quarter ended September 30, 1999 and 2000, the Company had on a consolidated unaudited basis total operating expenses of $3,169 and $33,905.

Net Losses

     For the 3rd quarter ended September 30, 1999, 2000, the Company reported a net loss from operations of $3,169 and $33,905 respectively.

     The ability of the Company to continue as a going concern is dependent upon increasing sales and obtaining additional capital and financing. The Company is currently seeking financing to allow it to continue its planned operations.

Employees

     At September 30, 2000, the Company employed two (2) persons. Neither of these employees are represented by a labor union for purposes of collective bargaining. The Company considers its relations with its employees to be excellent. The Company plans to employ additional personnel as needed upon product rollout to accommodate fulfillment needs.

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

         None.

Item 3. Defaults in Senior Securities

         None

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the quarter ending September 30, 2000, covered by this report to a vote of the Company's shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information

         None.

Item 6. Exhibits and Reports on Form 8-K

(a) The exhibits required to be filed herewith by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated herein by reference, as follows:

Exhibit No.         Description
-------------------------------

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

                          Platinum and Gold, Inc. (Registrant)


Date: November 14, 2000   By: /s/ Louise Cavell
                           ------------------------------------------------
                           Louise Cavell, President, Treasurer & Chairman

                          By: /s/ Valerie Peters
                           ------------------------------------------------
                           Valerie Peters, Vice-President, Secretary & Director

                          By: /s/ Glenda Grainger-Miller
                           ------------------------------------------------
                           Glenda Grainger-Miller, Director

                          By: /s/ Margaret Ann Ronayne
                           ------------------------------------------------
                           Margaret Ann Ronayne, Director